Form 10QSB
period 1999-09-30
BLINI HUT INC
filed 1999-11-12
CIK 943912

United States
                     U. S. Securities and Exchange Commission
                               Washington, D.C.  20549



                                      Form 10-QSB

             [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 1999

Commission File number 0-27313

                              Blini Hut, Inc.
                 Formerly "Bargain Products, Inc."
               (Exact name of registrant as specified in its charter)

   Nevada                                88-0335902
 ________________________________        ________________
 (State or other jurisdiction of         (I.R.S. employer identification
  incorporation or organization)         number)
2920 North Green Valley Parkway, Building 3, Suite 321 Henderson, Nevada 89014
                      (Address of principal executive offices)

Issuer's Telephone Number:      (702) 458-4153

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]  No [ ]

The number of shares outstanding of the issuer's common stock par value $.01 per share, as of November 11, 1999 was 9,508,461.
Transitional Small Business Disclosure Format (check one):

Yes [ ]   No[x]

ITEM 1 - FINANCIAL STATEMENTS

The unaudited condensed financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended December 31, 1998 included in the Company's Form 10SB12G.
    The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

                                   BLINI HUT, INC.
                             (FORMERLY BARGAIN PRODUCTS)
                           (A DEVELOPMENTAL STAGE COMPANY)
                                FINANCIAL STATEMENTS
                                  September 30, 1999
                                      (unaudited)

                                       Table of Contents
                                                       Page Number
FINANCIAL STATEMENT
      Balance Sheet......................................    1
      Statement of Operations and Equity
      Accumulated During the Development Stage..........     2
      Statement of Changes in Stockholders..............     3
      Statement of Cash Flows...........................     4

      Notes to the Financial Statements.................     5

BLINI HUT, INC.
(A DEVELOPMENTAL STAGE COMPANY)
BALANCE SHEETS
September 30, 1999
(unaudited)
                                                  Sept. 30,      Sept 30,
                                                      1999          1998
                                                 ----------     ---------
ASSETS
Cash                                               $79,800         $164
Organizational costs less accumulated
        amortization of $442                            50          150
                                                   ________      _______
        Total Assets                                $79,800         164
                                                    ========    ========
LIABILITIES & STOCKHOLDERS' EQUITY
Accounts Payable                                      $350        $100
                                                      ----        -----
          Total Liabilities                           $350        $100
Stockholders Equity
       Common stock, authorized 10,000,000 shares
       at $.10 par value, issued and outstanding
       3,508,461 shares                                          50,843
        Additional paid-in capital                  $80,843
        Deficit Accumulated during the            $1,679,277  1,629,676
        developmental stage                       (1,680,620) (1,680,305)
                                                 -----------  -----------
       Total Stockholder's Equity                   79,500        214
       Total Liabilities and Stockholder's Equity   $79,858       314
                                                   =========     =====
The accompanying notes are an integral part of these financial statements.

BLINI HUT, Inc.
(A DEVELOPMENTAL STAGE COMPANY)
STATEMENT OF OPERATIONs AND DEFICIT
(Unaudited)
                       January 1, 1999                         January 1, 1998
                 to September 30, 1999                   to September 30, 1998
                   ---------------------                    ------------------
Income                   $             0                     $               0
Expenses
    Amortization                      75                                  75
    Bank Charges                      10                                 194
    Office Expenses                  140                                   0
    Legal                              0                              49,500
                                     ----                            -------
Total operating expenses             225                              49,769
Net loss                            (225)                             (49,769)
Retained Earnings                 (1,680,395)                       (1,630,536
                                 ------------                       ----------
Deficit accumulated during
the developmental stage       $   (1,680,620)                       (1,680,305
                                 =============                       =========

The accompanying notes are an integral part of these financial statements.

BLINI HUT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
PERIOD From April 6, 1995 (date of inception)
(unaudited)

                                             Additional
                      Common Stock           paid-in
                      Shares      Amount     Capital           Total
                  (adjusted for
                  stock splits)
                     --------   ----------   -----------       ----------
Issuance of common
stock for cash          2,600   $   2,600    147,500        $  150,100
Issuance of common
stock for stock         4,828       4,828          0             4,828
Contributed Capital         0           0  1,255,600         1,255,600
Less Offering Costs         0           0   (30,070)          (30,070)
Net Loss                    0           0          0       (1,386,670)
                   ----------    ---------  ---------      ------------
Balance,
December 31, 1995      7,428       7,428   1,373,030           (6,212)
Issuance of Common
stock for services     1,000       1,000      20,561           21,561
Contributed Capital        0           0     224,000          224,000
Net Loss                   0           0           0         (238,573)
                    ---------     -------   ---------      -----------
Balance,
December 31, 1996        8,428        8,428     1,617,591          776
Reverse Stock Split
100 to 1                 8,344           0           0               0
Issuance of Common
Stock for cash          5,000          5,000          0           5,000
Net Loss                  0               0          0          (5,293)
                    ---------      ---------       ------      ---------
Balance
December 31, 1997    134,295          13,428     1,617,591          483
Reverse Stock Split
10 to 1             (120,834)       (12,085)     12,085             0
Issuance of common
stock for services   495,000          49,500         0           49,500
Net loss                  0              0           0          (49,858)
                    ---------       ---------      -----      -----------
Balance
December 31, 1998    508,461          50,843     1,629,676          125
Net Loss                   0               0             0         (225)
Less Offering Costs        0               0       (10,400)     (10,400)
Issuance of common
stock for cash     3,000,000          30,000       60,000        90,000
                    ---------       ---------      -----      -----------
Balance
September 30,1999  $3,508,461      $  80,843      $   1,679,277    $ 79,500
                   =========          =======         ========      =======

the accompanying notes are an integral part of these financial statements.

BLINI HUT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(Unaudited)
                               January 1, 1999              Jan. 1 1998
                              to Sept. 30 1999        to Sept. 30, 1998
                            -------------------       -----------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES
Net Loss                       $          (225)       $     (49,769)
Noncash items included in net loss
     amortization                           75                    75
     Stock issued for legal services         0                49,500
     Increase in accounts payable          250                   100
                                          ----                ------
      NET CASH PROVIDED BY
      OPERATING ACTIVITIES                 100                  (94)
CASH FLOWS USED BY INVESTING ACTIVITIES     0                     0
CASH FLOWS FROM FINANCING ACTIVITIES
      Sale of common stock               30,000                    0
      Additional paid-in capital         60,000                    0
      Less offering costs                (10,400)                  0
                                        ---------            ---------
           NET CASH PROVIDED BY
           FINANCING ACTIVITIES           79,600                   0
           NET INCREASE IN CASH           79,700                 (94)
                                                                -----
                                                                -----
CASH AT BEGINNING OF PERIOD                 100                  258
                                        ---------              ------
CASH AT END OF PERIOD                     $79,800               $164

The accompanying notes are an integral part of these financial statements.

BLINI HUT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 1999
NOTES TO THE FINANCIAL STATEMENTS

     Blini Hut, Inc., (formerly Bargain Products, Inc.) (the Company) has elected to omit substantially all footnotes to the financial statements for th nine months ended September 30, 1999 and September 30, 1998. The share information in the Statement to Changes in Stockholder's Equity has been revised retroactively to take into account a 1 for 100 reverse stock split on July 29, 1999 and a 1 for 10 reverse stock split on April 10, 1998.

UNAUDITED INFORMATION

     The information furnished herein was taken from the books and records of the Company without audit. However, such information reflects all adjustments which are, in the opinion of management, necessary to properly reflect the results of the period presented. The information presented is not necessarily indicative of the results from operations expected for the full fiscal years.

NAME CHANGE

   On May 6, 1999, the Company changed its name from "Bargain Products, Inc." to "Blini Hut, Inc."

ITEM 2 - Management's Discussion and Analysis or Plan of Operation


This form 10-QSB includes, without limitation, certain statements containing the words 'believes', 'intends', 'anticipates', 'estimates', and words of a similar nature, which constitute 'forward-looking' statements' within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a 'safe harbor' for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10QSB are forward-looking. In particular, the statements herein regarding the placing of equipment, acquiring another company, future cash requirements, future profitability, and Y2K issues are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

GENERAL

    Blini Hut, Inc., formerly Bargain Products, Inc. (the "Company") was organized as a Nevada corporation on April 6, 1995. The Company was engaged in the business of selling low cost consumer products at the retail level through its wholly owned subsidiary, Dollar Mania, Inc., from June 1995 through September 1996. Dollar Mania was unable to financially support its rapid expansion and in order to protect its assets filed chapter 11 bankruptcy on March 28, 1996.Because the company's obligations were far in excess of its assets, after a number of months of review, examination, and discussions between major creditors, the bankruptcy trustee, the company's bankruptcy counsel, and its corporate counsel, the company decided to spin off its wholly owned subsidiary, Dollar Mania, by transferring all of the issued and outstanding common stock of Dollar Mania to the Bankruptcy Trustee. The Company has been inactive without operations since September 1996, but on May 18, 1999 the Company changed its name to Blini Hut,
Inc., and now intends to engage in the marketing and distribution of various specialty Eastern/European fast food restaurants. The Company proposes to develop specialty Eastern/European fast foods restaurants through creating company owned restaurants and through franchising. The Company has no current operations in the marketing and development of specialty foods or fast food restaurants, and current management has no experience in this line of business.
         The principal market at this time is proposed to be in the New York Metropolitan area. The products are specialty Eastern/European foods which will be sold through fast food restaurants. The Company has no existing commitments related to opening new restaurants nor has the Company sought to market its proposed business to potential franchisees at this time. The Company hopes to be able to open restaurants and/or engage in franchising efforts during the first quarter of 2000.
     The Company proposes to expand through development of company owned stores and franchising in ethnic quick serve restaurants. The Company will be supplied by food wholesalers in the New York Metropolitan area.
     The market for the establishment of specialty Eastern/European fast food restaurant operations is expanding. The company will be at a disadvantage with other companies having larger technical staffs, established market shares and greater financial and operational resources than the company. There can be no assurance that the Company will be able to successfully compete.

YEAR 2000 ISSUES AND DISCLOSURE

     Management has determined that the issues/problems associated with the 'Year 2000' computer bug will not have a material effect on the Company's business, results of operations, or financial condition. The Company does not own, lease, or operate any equipment at this time. Management will use precaution in the future when purchasing equipment to make sure it meets any a all compliance standards. Although management deems it highly improbable, a risk associated with the Y2K issue would be that vendors who supply products to the Company could be affected, and thereby could affect its operations. Although The company is not currently operating, it plans to commence operations in the first quarter of 2000. Transportation could be affected which could cause the Company to receive supplies late, and could cease or slow operations, resulting in detrimental effect on the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Item                               Description
-------                        ------------------------

27.0                          Financial Data Schedule

(B) Reports on Form 8-K
    No reports on Form 8-K have been filed for the quarter ended
    September 30,1999

Items 1,2,3,4, and 5 of part II have been omitted as inapplicable.

    In accordance with the requirements of the Exchange Act, the registrant cused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Blini Hut, Inc.


November 12, 1999             By: /s/ Mont Tanner
                              Mont E. Tanner
                              President