Form 10KSB
period 1999-12-31
BLINI HUT INC
filed 2000-04-17
CIK 943912

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-KSB


[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934.

                  For the fiscal year ended DECEMBER 31, 1999.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _________________ to _________________

                         Commission file number 0-27313

                                 BLINI HUT, INC.
                 (Name of Small Business Issuer in Its Charter)



                       NEVADA                          88-0335902
           (State or Other Jurisdiction of           (IRS Employer
           Incorporation or Organization)          Identification No.)


                     47-39 49th Street
                     Woodside, New York                     11377
           (Address of Principal Executive Offices)      (Zip Code)

                                 (718) 784-3344
                (Issuer's Telephone Number, Including Area Code)


         Securities registered under Section 12(b) of the Exchange Act:

                                       n/a

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes x No. ____

     Check is there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

     Issuer's revenues for the year ended December 31, 1999 - $674,094.


ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes X No. ____


  As of March 31, 2000 there were 3,591,788 shares of Common Stock outstanding.

ITEM 1 DESCRIPTION OF BUSINESS

GENERAL

     Blini Hut, Inc., formerly Bargain Products, Inc. (the "Company" or "Blini Hut") was organized as a Nevada corporation on April 6, 1995. The Company was engaged in the business of selling low cost consumer products at the retail level through its wholly-owned subsidiary, Dollar Mania, Inc., from June 1995 through September 1996. Dollar Mania was unable to financially support its rapid expansion and in order to protect its assets filed chapter 11 bankruptcy on March 28, 1996. Because the Company's obligations were far in excess of its assets, after a number of months of review, examination, and discussions between major creditors, the bankruptcy trustee, the Company's bankruptcy counsel, and its corporate counsel, the Company decided to spin off its wholly-owned subsidiary, Dollar Mania, by transferring all of the issued and outstanding common stock of Dollar Mania to the Bankruptcy Trustee. The Company had been inactive without operations since September 1996, but on May 18, 1999 the Company changed its name to Blini Hut, Inc., and now engages in the marketing and distribution of various specialty Eastern/European fast food restaurants.

     On December 2, 1999 the Company acquired Troika Foods, Inc. ("Troika"), a Delaware corporation engaged in the business of manufacturing and distributing a line of ethnic gourmet food products to upscale gourmet stores and distributors in the greater New York area. The Company issued to the shareholders of Troika 6,000,000 shares of the Company's common stock in exchange for all the outstanding shares of Troika making Troika a wholly owned subsidiary of the Company.

     The Company proposes to develop specialty Eastern/European fast food restaurants through creating company-owned restaurants and through franchising.


THE COMPANY'S RESTAURANT CONCEPT

     The Blini Hut concept is designed to appeal to a broad spectrum of fast food customers who are seeking a consistent and high quality dining experience served in an efficient, distinctive atmosphere for a moderate price. Management seeks to provide this experience by serving a limited selection of tasty and interesting dishes that are prepared largely on site and through the use of the Company's commissary kitchen, from fresh ingredients.

     The Blini Hut restaurant currently operable at 132 Nassau Street, New York City, provides an efficient fast-paced environment and well-trained enthusiastic service to its customers. The Company has focused its efforts upon a menu of well-prepared Eastern/European dishes served in generous portions at moderate prices, which has attracted and expects to attract an acceptable share of the fast food market. The Company believes that the

Blini Hut restaurant concept and menu are designed to attract loyal clientele who return with a high degree of frequency.

     The Company emphasizes and intends to continue emphasizing highly attentive, friendly service by closely supervising the restaurant's operations and providing ongoing employee training and support. The Blini Hut restaurant is open six days a week.

PRINCIPAL MARKETS AND PRODUCTS

     The principal market at this time is proposed to be in the New York Metropolitan area. The products are Eastern/European foods which will be sold through fast food restaurants. The Company has no existing commitments related to opening additional new restaurants nor has the Company sought to market its proposed business to potential franchisees at this time.


METHODS OF DISTRIBUTION

     The Company proposes to expand through the development of company-owned stores and franchising in ethnic quick serve restaurants.


MENU

     Blini Hut's menu features a well-rounded selection of high-quality Eastern/European dishes. The Company's goal is to be known for its excellent selection of ethnic dishes including, but not limited to, Chicken "Kiev," Chicken "Pojarskey," Salmon "Pojarskey," "Borscht," Russian teas and the infamous "Blini." The restaurant's menu also includes a variety of breakfast dishes, snacks, appetizers, authentic soups and beverages.


RESTAURANT LOCATIONS

     The following table sets forth the location, month and year of opening and approximate square footage of the Company's operating restaurant:

LOCATION                          DATE OPENED                 APPROX. SQ. FT.
132 Nassau Street                 January 2000                     1,800
New York, New York 10038


MARKETING

     Management has focused on providing its customers with superior quality, service and perceived value in a distinctive atmosphere. The Company does not currently have a budget for marketing the restaurant. Thus, the Company presently relies primarily on customer satisfaction and word-of mouth to obtain repeat customers and attract new clientele. In an effort to promote the restaurant, the Company placed limited advertisements on Russian television and radio.

     The Company also, as a means of advertising, established a web-site, www.blinihut.com, in January 2000. The Company anticipates using the site to provide patrons and stockholders with Company stock quotes, press and news releases, corporate filing information, promotional materials and coupons, wholesale online ordering, a description of the food sold at the restaurant and a listing of food producers, a free Blini Hut cook book, and advertising space for noncompeting companies.


RESTAURANT OPERATIONS AND MANAGEMENT

     The restaurant employs one manager, one assistant manager and approximately ten hourly employees. The Company required its manager to participate in a training program which emphasized the Company's operating strategy, procedures and standards.

     The executive management of the Company daily visits the restaurant to ensure that the Company's concept, strategy and standards of quality are being adhered to in all aspects of restaurant operations. The Company's executive management has developed the restaurants' operation and management systems based upon their prior experience in the food services industry.


PURCHASING AND SUPPLIERS

     The Company is supplied by food wholesalers through-out the continental United States and Canada. The Company, through its Commissary kitchen, negotiates directly with suppliers for food and beverage products to ensure consistent quality and freshness of products and to obtain competitive prices. Food and supplies are shipped directly to the Commissary kitchen where the food is pre-cooked, packaged, stored and then shipped to the Company's restaurant. All shipments of food and beverage are inspected for quality and freshness upon receipt.

ACCOUNTING AND MANAGEMENT INFORMATION SYSTEMS

     The Company does not maintain an in-store computer based management system. However, the Company monitors the sale, labor and food cost of its restaurant, including average customer check, customer count, and a breakdown of sales between breakfast, lunch and dinner through the use of a cash register system. This system allows management to, on a daily basis, evaluate trends in sales, labor, and food costs.

COMPETITION

     The market for the establishment of specialty Eastern/European food is expanding. The Company, however, has no knowledge of any other fast food restaurant who specializes in Eastern/European fast food dishes. The Company anticipates, however, that it will be at a disadvantage with other companies, when established, having larger technical staffs and greater financial and operational resources than the Company. There can be no assurance that the Company will be able to successfully compete.


GOVERNMENT REGULATIONS

     The Company's restaurant is subject to numerous federal, state and local laws affecting health, sanitation and safety standards. The Company has food service licenses from local health authority. The Company's restaurant operation is also subject to federal and state minimum wage law governing such matters as working conditions, overtime, and other employee matter.

SEASONALITY

The Company is not measurably affected by a seasonal trend.


EMPLOYEES

     The Company has approximately 30 employees at this time. The Company has one restaurant manager, one assistant manager, ten hourly restaurant employees, nineteen Commissary kitchen staff. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

     The Company anticipates opening four restaurants during mid-2001 and expects that it will require eight to ten employees per restaurant. There is no guarantee that the Company will successfully open these restaurants, however, because the Company presently does not have sufficient capital. The Company anticipates raising capital for its restaurant operations through public and /or private financing either through stock offerings or loans from private individuals.



ITEM 2 DESCRIPTION OF PROPERTY

     The Company' restaurant is located at 132 Nassau Street, New York, New York 10038, Telephone No. (212) 233-3500, Fax No. (212) 233 2332. The space averages approximately 1,800 square feet. The lease agreement is for a term of ten years.

     The Company's executive office and Commissary kitchen are located at 47-39 49th Street Woodside, New York 11377, Telephone No. (718) 784-3344, (877) 44-Blini, Fax No. (718) 433-4072.



ITEM 3 LEGAL PROCEEDINGS

     The Company is not party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened. None of the Company's officers, directors or beneficial owners of 5% or more of the Company's outstanding securities is a party adverse to the Company nor do any of the foregoing individuals have a material interest adverse to the Company.


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is traded on the Pink Sheet under the symbol "BHUT." The 52-week high is 6-1/2 and the 52-week low is 4-3/4. The approximate last 90 day period from October, 1999 to December 31, 1999 has a high of 6-1/2 and a low of 4-3/4.


HOLDERS

     The Company's transfer agent, First American Stock Transfer, confirms that as of December 31, 1999, there are approximately 300 shareholders of record for the Company, including those shares held in street name.


DIVIDENDS

     The payment by the Company of dividends, if any in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings , its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends to date due to its present financial status.


RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

     On March 25, 1999, the Company sold three million shares of common stock to approximately thirty shareholders at $.03 per share, pursuant to an Offering Memorandum dated March 25, 1999. The shares were offered pursuant to an exemption from Registration under Regulation D Rule 504.

     The following is a list of shareholders who purchased in this offering:


Shareholder                      Date            Type of Security            Number of Shares
-----------                      ----            ----------------            ----------------
Alexandre Bardeev                4/6/99            Common Stock                    76,666
Natalia Belogourova              4/6/99            Common Stock                   103,333

Nataliy Bobkova                  4/6/99            Common Stock                    70,000
Lidiy Butova                     4/6/99            Common Stock                    42,667
Dana Fedrova                     4/6/99            Common Stock                    33,333
Nataliya Gerasina                4/6/99            Common Stock                    60,000
Tanya Gerosimeko                 4/6/99            Common Stock                    53,333
Irina Goncharova                 4/6/99            Common Stock                   116,667
Vadim Gratchev                   4/6/99            Common Stock                    16,666
Tamara Gratcheva                 4/6/99            Common Stock                   116,000
Andrey Kagramanov                4/6/99            Common Stock                   100,000
Andrey Kuvichinsky               4/6/99            Common Stock                    93,333
Maria Kuznetsova                 4/6/99            Common Stock                    65,666
Tatiana Lapina                   4/6/99            Common Stock                   116,667
Maxim Lavrov                     4/6/99            Common Stock                    38,333
Dimitry Nazarov                  4/6/99            Common Stock                    63,333
Alexandr Obukov                  4/6/99            Common Stock                    96,666
Margo Petrunina                  4/6/99            Common Stock                    53,333
Galina Ratner                    4/6/99            Common Stock                    63,666
Mark Ratner                      4/6/99            Common Stock                    70,000
Irina Romanova                   4/6/99            Common Stock                    83,333
Kapitolina Smirnova              4/6/99            Common Stock                    75,000
Max Tanner                       4/6/99            Common Stock                   495,000
Viarkov Valerity                 4/6/99            Common Stock                    80,000
Ivanov Viatchesiav               4/6/99            Common Stock                    79,000

Total Number of Investors: 25


     On September 1, 1997, the Company sold Kristine Gornichec 50,000 shares of common stock at $.01 per share pursuant to an exemption from Registration under
Section 4 (2) of the

Securities Act of 1933. After taking into account a 1 for 10 reverse stock split on April 10, 1998, these 50,000 shares are currently only 5,000 shares.

     In January 2000, the Company and a private investor entered into a stock subscription agreement whereby the investor will purchase 235, 294 restricted shares of the Company's $.01 par value common stock for a total of $1,000,000 or approximately $4.25 per share. In January, the Company received the initial deposit of $100,000 required by the agreement. The balance is due in December, 2000. If the agreement is not consummated, the Company retains the initial $100,000 deposit. The common shares sold will be held in escrow until the transaction is closed upon the receipt of the additional $900,000 due the Company.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     Blini Hut, Inc., formerly Bargain Products, Inc., was organized as a Nevada corporation on April 6, 1995. The Company was engaged in the business of selling low cost consumer products at the retail level through its wholly owned subsidiary of Dollar Mania from June 1995 through September 1996. The Company has been inactive without operations since September 1996. On May 18, 1999, the Company changed its name to Blini Hut, Inc., and now intends to engage in the marketing and distribution of various Eastern/European specialty food through fast food restaurants. On December 2, 1999 the Company and Troika Food, Inc., a Delaware Corporation ("Troika"), consummated an agreement making Troika a wholly-owned subsidiary of the Company.


ACQUISITION

     On April 10, 1999, the Company entered into an agreement with the shareholders of Troika to issue them 6,000,000 shares of common stock in exchange for all the outstanding shares of common stock of Troika. The shareholders of Troika were Russian Chef, Inc., Simon Kublanov, President and Director of the Company and Leonid Kuvykin, Vice President, Secretary and Treasurer of the Company. This agreement was consummated on December 2, 1999.

     The Blini Hut/Troika acquisition was negotiated by the shareholders and management of Blini Hut and Troika, respectively. The consideration issued was negotiated by the above parties based upon an arrangement whereby six Bargain Products shares were to be issued for each of the Troika shares. The Troika shares were valued higher based on the management expertise of Troika in the Eastern/European fast food business.

     The principal shareholders of Troika were Russian Chef, Inc., Simon Kublanov owning 300,000 shares and Leonid Kuvykin, owning 700,000 shares. At the consummation of the agreement, Simon Kublanov owned 270,000 shares in the Company, Leonid Kuvykin 630,000 and Russian Chef Inc., 5,100,000 respectively.

     Blini Hut has not had any revenues from operations in each of the last two fiscal years. Presently, the Company has one restaurant in operation and anticipates opening four restaurants during mid-2001, at a cost of approximately $200,000 per restaurant, which amount is anticipated to be expended in the following manner:

                Initial Lease Payments(1) ........      $ 40,000
                (including 3 mo. security deposit)

                Leasehold Improvements ...........        50,000

                Equipment ........................        80,000

                Inventory ........................        10,000

                Advertising/Promotions ...........        20,000
                                                        --------

                                             TOTAL      $200,000

The cost of opening a restaurant may vary depending on location, price of rent, condition of structure, and existing equipment. Although one restaurant is currently operational, the Company does not have sufficient capital at this time to open any additional restaurants, but anticipates raising capital for its restaurant operations through public and/or private financing either through stock offerings or loans from private parties. There is no assurance that the Company will be successful in raising capital for its additional restaurant operations. The Company may also consider leasing its restaurant equipment. The Company may also consider acquiring other quick-serve operations and covert them to Eastern/European fast food speciality restaurants. Acquisitions may be made through a combination of stock and cash. The Company has no agreements to acquire other quick-serve restaurants at this time.


ITEM 7 FINANCIAL STATEMENTS

     The information required by this item is incorporated by reference to the financial statements set forth on pages F-1 through F-15.

--------
     (1) Since the Company's anticipates opening restaurants in the New York metropolitan area, the figure stated for initial lease payment is subject to change based on the real estate market.

ITEM 8 CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 12, 1999 and December 20, 1999, respectively, the Company filed a Form 8-K with the Securities and Exchange Commission reporting the dismissal of its former Independent Accountant, David Coffey, C.P.A. of Las Vegas, Nevada, and retained a new Independent Accountant, Phil Kempisty, C.P.A. of New York, New York on January 18, 2000. The decision to change independent accountants was approved by the Board and shareholders of Blini Hut. The reports of David Coffey, C.P.A. on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles. In connection with its audits for the two most recent fiscal years and through January 14, 1999, there have been no disagreements with David Coffey, C.P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of David Coffey, C.P.A., would have caused them to make reference thereto in their report on the financial statements for such years.

                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

     The following table sets forth certain information with respect to each of the Directors, Executive Officers of the Company, their ages, and all positions with the Company.


NAME                                        AGE           POSITION
----                                        ---           --------
Simon Kublanov                              58            President & Director
40 Newport Parkway
Jersey City, New Jersey 07310

Leonid Kuvykin                              49            Vice President/Secretary/Treasurer
1222 Avenue Y
Brooklyn, NY 11235


     Simon Kublanov, age 59, is President and Director of the Company. Mr. Kublanov obtained a B.S. degree in economics and in Russian cuisine from the University of Food Industry and Trade, St. Petersburg, Russia, in 1962. From 1993 to present, Mr. Kublanov was the founder of Da Pie, Russian Chief, and Rush'n Express all of which have focused on Russian fast food. From 1984 to 1987, Mr. Kublanov founded "k's Fried Chicken." From 1962 to 1984 Mr. Kublanov worked in a number of restaurants both in the U.S. and Russia in management and chef capacities.

     Leonid Kuvykin, age 49, is Vice President, Secretary and Treasurer of the Company. Mr. Kuvykin received a B.S. in business administration and an associates degree in Economics from the college of trade and marketing, Ukraine. From October of 1997 to the present, Mr. Kuvykin also serves as a member of the board to Russian Chef, Inc. Mr. Kuvykin from 1979 until 1987 has been involved with several transportation businesses most of which were franchise based. In 1979, Mr. Kuvykin immigrated to the United States from Odessa, Ukraine where from 1971 until 1978 he held several management positions in government owned food businesses.


     Effective December 10, 1999 Mont Tanner resigned as President and Director of the Company. On the same, Simon Kublanov was elected President of the Company by the Sole Director, and Leonid Kuvykin was elected Vice
President/Secretary/Treasurer by the Sole Director.

FAMILY RELATIONSHIPS

     Not applicable.


INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     To the best of management's knowledge, during the past five years, no present or former director or executive officer of the Company;

     (1) Has filed a petition under federal bankruptcy laws or any state insolvency law, had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

     (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

     (3) Was the subject of any order judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from otherwise limiting his involvement in any type of business, securities or banking activities; or

               (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commodity Futures Trading Commission to have violated any federal or state securities law.


ITEM 10 EXECUTIVE COMPENSATION

     Any compensation received by officers or directors of the Company will be determined from time to time by the Board of Directors.


NAME AND PRINCIPAL POSITION               ALL OTHER COMPENSATION        YEAR
---------------------------               ----------------------        ----

Simon Kublanov                            0                             1999

Leonid Kuvykin                            0                             1999


OPTION/SAR GRANTS

     None.

AGGREGATE OPTIONS/SAR EXERCISES AND
FISCAL YEAR END OPTION/SAR VALUE TABLE

     None.


LONG TERM INCENTIVE PLANS

     None.


COMPENSATION OF DIRECTORS

     None.


EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT
AND CHANGE OF CONTROL ARRANGEMENTS

     Effective December 10, 1999 Mont Tanner resigned as President and Director of the Company. On the same, Simon Kublanov was elected President of the Company by the Sole Director, and Leonid Kuvykin was elected Vice
President/Secretary/Treasurer by the Sole Director.





ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 30, 2000, the outstanding shares of common stock of the Company owned of record, or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's common stock, and the name and share holding of each officer and director and all officers and directors as a group.

TITLE OF          NAME & ADDRESS              AMOUNT & NATURE       PERCENTAGE
CLASS             OF BENEFICIAL               OF BENEFICIAL         OF CLASS
                  OWNER                       OWNER

Common            Russian Chef Inc. (1)       5,200,000             56%

Common            Leonid Kuvykin              630,000               7%

Common            Simon Kublanov              270,000               3%

-------------------------------------------------
(1) Represents shares held by Russian Chef Inc. of which Mr. Kublanov is President and owner along with Mr. Kuvykin of 100% of the shares in the corporation.



ITEM 12 CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS


     The Company had retained one of the shareholders as legal counsel in connection with the preparation of the offering memorandum for the May, 1995 securities offering and paid him $24,000 for those services and $5,000 for other legal services rendered to the Company.

     The Company had also retained one of its shareholders as legal counsel in connection with the ongoing legal services required by the Company. The total amount due for those services was $21,561 for the years 1995 and 1996. In December of 1996, the Company issued to its shareholder 1,000,000 shares of common stock as payment for those services. Those services were valued at $.021561 per share or $21,561.

     Additionally, the Company retained one of its shareholders as legal counsel in connection with a proposed securities offering and other legal matters during 1998. The proposed securities offering was abandoned. The legal fees incurred by the Company of $49,500 for preparation of the offering memorandum and other legal services was paid by issuing 495,000 shares of its common stock for these services which were valued at $.10 per share or $49,500.

     The Company will attempt to resolve any such conflicts of interest in favor of the Company. An attempt will be made to resolve any conflicts by bringing such conflicts to the attention of independent board members or advisors. In addition, any such conflicts may be raised at any annual or special meeting of the Shareholders.

     The officers and directors of the Company are accountable to it and its shareholders as fiduciaries, which requires that such officers and directors exercise good faith and integrity in handling the Company's affairs. A Shareholder may be able to institute legal action on behalf of the Company or on behalf of itself and all other similarly situated shareholders to recover damages or for other relief in cases of the resolution of conflicts in any manner prejudicial to the Company.


TRANSACTIONS BETWEEN THE COMPANY AND MANAGEMENT

     None.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

TO BE FILED BY AMENDMENT

     (a)  Exhibits:


               3.0*      Certificate of Incorporation of Bargain Products,
                         Incorporated consisting of Articles of Incorporation filed with the Secretary of State of the State of Nevada on April 6, 1995, filed with the SEC in Form
                         10SB12G/A - Amended Registration Statement.

               3.1*      Bylaws of Bargain Products, Incorporated, dated April
                         6, 1995 filed with the SEC in Form 10SB12G/A - Amended
                         Registration Statement.

               3.2*      Amendment to the Articles of Incorporation, dated July
                         15, 1997.

               3.3*      Amendment to the Articles of Incorporation, dated April
                         16, 1998.

               3.4*      Amendment to the Articles of Incorporation, dated May
                         11, 1999.

               4.0*      Common Stock certificate, filed with the SEC in Form
                         10SB12G/A - Amended Registration Statement.


               10.0*     Stock for Stock Agreement between Troika Food, Inc. &
                         Blini Hut, Inc.

               10.1      Lease Agreement dated January 5, 1999 between 47-39 th
                         Realty Inc. and Troika Food, Inc.

               10.2      Lease Agreement dated October 5, 1999 between J.W.
                         Realty Company and Russian Chef, Inc.

               16.0*     Letter on change in certifying accountant

               23.0      Consent of experts and counsel

               27.0      Financial Data Schedule for the period ending December
                         31, 1999 (shall be filed by electronic filer only)

               *         Incorporated by reference to the Company's Amended
                         Registration Statement on Form 10SB12G/A as filed with the Securities and Exchange Commission on November 12,
                         1999.

     (b)  Reports on Form 8-K:

          A Form 8-K was filed with the Securities and Exchange Commission on December 10, 1999. The Items reported were:

                 Item 1. Change in Control of Registrant
                 Item 2. Acquisition of Assets
                 Item 6. Resignation of President/Director - New Election

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             BLINI HUT, INC.


Dated: April 14, 2000                        BY:  /s/ illegible
                                                 ------------------------------

                                                 Treasurer

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURE                             TITLE                                DATE
---------                             -----                                ----


 /s/ Simon Kublanov                  President & Director                04/15/00
---------------------------
Simon Kublanov



 /s/ Leonid Kuvykin                  Vice President/Secretary            04/15/00
---------------------------
Leonid Kuvykin

                                 BLINI HUT, INC.







                                      INDEX


                                                                          PAGE
                                                                          ----

INDEPENDENT AUDITORS' REPORT                                                  F2

BALANCE SHEETS                                                                F3

STATEMENTS OF OPERATIONS                                                      F4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                                 F5

STATEMENTS OF CASH FLOWS                                                   F6-F7

NOTES TO FINANCIAL STATEMENTS                                             F8-F15




                                       F1

[KEMPISTY & COMPANY LETTERHEAD]




                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Blini Hut, Inc.

We have audited the consolidated balance sheets of Blini Hut, Inc. as of December 31, 1999 and 1998 and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these finnancial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blini Hut, Inc. as of December 31, 1999 and 1998 and the results of its' operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plan regarding these matters is also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kempisty & Company CPA PC

Kempisty & Company
Certified Public Accountants PC
New York, New York
March 30, 2000






                                       F2

                                 BLINI HUT, INC.

                                 BALANCE SHEETS

                                                                    December 31,    December 31,
                                                                        1999            1998
ASSETS

Current Assets
  Cash                                                               $   3,896       $   7,540
  Accounts receivable (Note 4)                                          45,000           4,613
  Inventory (Note 5)                                                    30,000          20,000
            Total Current Assets                                        78,896          32,153

Plant Property and Equipment-at cost                                   314,063         285,203
Less: Accumulated Depreciation (Note 6)                                 97,416          56,924
                                                                       216,647         228,279

Other Assets
  Security deposit                                                      49,660             784

            TOTAL ASSETS                                             $ 345,203       $ 261,216


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  8% Demand note payable                                             $  50,000       $      --
  Current portion of equipment loan (Note 7)                             2,918           2,438
  Current portion of capital leases payable                             21,842           9,404
  Accounts payable and accrued expenses                                 80,175          27,092
  Payroll tax payable                                                    2,095           3,701
            Total Current Liabilities                                  157,030          42,635

Commitments and contingencies (Note 10)                                     --              --

Long Term Liabilities
  Equipment loan less current portion (Note 7)                           6,282           9,200
  Capitalized leases less current portion                               25,786          16,847

            TOTAL LIABILITIES                                          189,098          68,682

Stockholders' Equity
  Capital stock (10,000,000 shares authorized, $0.01 par value,
  9,508,461 and 508,461 issued and outstanding,
  respectively) (Note 9)                                                95,085           5,085
  Capital in excess of par value                                       773,288         603,488
  Deficit                                                             (712,268)       (416,039)
            Total Stockholders' Equity                                 156,105         192,534

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 345,203       $ 261,216

                       See Notes to Financial Statements.

                                       F3

                                 BLINI HUT, INC.
                            STATEMENTS OF OPERATIONS


                                                                 For the Year Ended
                                                                    December 31,
                                                               1999              1998

Sales revenues                                             $   674,094       $   452,586

Cost of sales                                                  529,843           199,590
                                                            ----------        ----------
Gross profit                                                   144,251           252,996

General selling and administrative expenses                    440,480           353,053
                                                            ----------        ----------
Loss from operations                                          (296,229)         (100,057)

Other income and expenses                                           --                --

Loss before income tax                                        (296,229)         (100,057)
                                                            ----------        ----------
Provision for income tax (Note 8)                                   --                --
                                                            ==========        ==========
Net loss                                                   $  (296,229)      $  (100,057)


Basic and diluted loss per common share                    $     (0.09)      $     (0.41)
                                                            ==========        ==========
Basic and diluted weighted average shares outstanding        3,294,762           242,653
                                                            ==========        ==========









                       See Notes to Financial Statements.

                                       F4

                                 BLINI HUT, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                          Common Stock          Capital In
                                       ($0.01) Par Value         Excess Of
                                     Shares         Amount       Par Value        Deficit          Total
                                     ------         ------       ---------        -------          -----

Balance January 1, 1998               13,461      $     135      $ 558,938       $(315,982)      $ 243,091

Shares issued for legal
services to Related Party            495,000          4,950         44,550              --          49,500

Loss for year ended
December 31, 1998                         --             --             --        (100,057)       (100,057)
                                   ---------      ---------      ---------       ---------       ---------

Balance December 31, 1998            508,461          5,085        603,488        (416,039)        192,534

Sale of common stock               3,000,000         30,000         60,000              --          90,000

Offering cost                             --             --        (10,200)             --         (10,200)

Shares issued for merger with
Troika Food, Inc.                  6,000,000         60,000        120,000              --         180,000

Loss for year ended
December 31, 1999                         --             --             --        (296,229)       (296,229)
                                   ---------      ---------      ---------       ---------       ---------

Balance December 31, 1999          9,508,461      $  95,085      $ 773,288       $(712,268)      $ 156,105
                                   =========      =========      =========       =========       =========








                       See Notes to Financial Statements.

                                       F5

                                 BLINI HUT, INC.
                            STATEMENTS OF CASH FLOWS


                                                                  For the Year Ended
                                                                     December 31,
                                                                 1999            1998
Operating Activities
 Net (loss)                                                   $(296,229)      $(100,057)
 Adjustments to reconcile net loss
    to net cash provided (used) by operating activities:
 Depreciation and amortization                                   40,492          36,499
 Expenses not requiring the use of cash                         168,605          10,863
 Common stock issued for services-related party                    --            49,500
 (Increase) decrease in accounts receivable                     (40,387)          6,595
 (Increase) in inventory                                        (10,000)         (5,000)
 Increase in accounts payable and accruals                       51,477           7,765
                                                              ---------       ---------
 Net cash provided (used) by operating activities               (86,042)          6,165

Investing Activities
 Purchase of fixed assets                                       (28,860)        (27,056)
 (Increase) in security deposits                                (48,876)           (784)
                                                              ---------       ---------
 Net cash (used) by investing activities                        (77,736)        (27,840)

Financing Activities
 Increase in capitalized leases                                  28,860          26,936
 Sale of common stock                                            90,000              --
 Increase in demand notes payable                                50,000              --
 (Payment) for equipment loans                                   (2,438)         (2,036)
 (Payment) for capitalized leases                                (6,288)           (685)
                                                              ---------       ---------
 Net cash provided by financing activities                      160,134          24,215
                                                              ---------       ---------
 Increase (decrease) in cash                                     (3,644)          2,540
 Cash at beginning of period                                      7,540           5,000
                                                              ---------       ---------
 Cash at end of period                                        $   3,896       $   7,540
                                                              =========       =========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during year for:
    Interest                                                  $  10,569       $   3,045
                                                              =========       =========
    Income taxes                                              $   2,073       $      --
                                                              =========       =========




                       See Notes to Financial Statements.

                                       F6

                                 BLINI HUT, INC.
                      STATEMENTS OF CASH FLOWS (continued)




                                                              For the Year Ended
                                                                 December 31,
                                                            1999              1998
Supplemental Disclosures of Cash Flow Information

Non-cash investing and financing activities:


Issuance of common stock to a shareholder
   for legal services                                     $     --         $ 49,500

Issuance of common stock for Troika Food, Inc.            $180,000         $     --




                       See Notes to Financial Statements.

                                       F7

                                 BLINI HUT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



Note 1- ORGANIZATION AND OPERATIONS

        The Company was incorporated as Bargain Products, Inc. in the State of Nevada on April 6, 1995. The Company was engaged in the business of selling low cost consumer products at the retail level through a wholly owned subsidiary until September, 1996. On March 28, 1996 the wholly owned subsidiary filed for the protection of Chapter 11 of the Bankruptcy Code. In September, 1996 the Company spun off its wholly owned subsidiary to the wholly owned subsidiary's creditors as part of the bankruptcy settlement.

        On May 18, 1999 the Company changed its name to Blini Hut, Inc.

        On December 2, 1999 the Company merged with Troika Food, Inc. ("Troika") in exchange for 6,000,000 shares of the Company's common stock.

        Troika Food, Inc. operates a wholesale Eastern European food preparation business selling to gourmet food stores and delicatessens.

        In January, 2000 the Company opened a quick serve restaurant to sell its Eastern European foods.

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its subsidiary, Troika Food, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

        For accounting purposes, the acquisition has been treated as an acquisition of the Company by Troika and as a recapitalization of Troika. The historical financial statements prior to December 2, 1999 are those of Troika giving effect to the acquisition as if the acquisition took place on May 1, 1997.

        Revenue Recognition

        Revenues are recorded at the time of shipment of products or performance of services.

        Reverse Stock Split

        The Company's Board of Directors effected a 1 for 10 reverse stock split of its common stock $0.01 par value on April 10, 1998. All shares and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect the stock splits.

                                       F8

                                 BLINI HUT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents.

        Inventories

        Inventories are stated at the lower of cost determined by the FIFO method, or market.

        Depreciation and Amortization

        The cost of furniture and equipment and capitalized leased assets is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the related lease (10 years) or the estimated useful life of the assets. Depreciation is computed on a straight line basis (7 years) for financial reporting purposes and on an accelerated basis for income tax purposes. For income tax purposes, leasehold improvements are amortized in accordance with Internal Revenue Service regulations.

        Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Fair Value of Financial Instruments

        Cash and cash equivalents, accounts receivable, demand notes payable, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments.

        Comprehensive Income

        Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 requires an entity to report comprehensive income and its components and increases financial reporting disclosures. This standard has no impact on the Company's financial position, cash flows or results of operations since the Company's comprehensive income is the same as its reported net income for 1999 and 1998.

                                       F9

                                 BLINI HUT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        Income Taxes

        The Company previously adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS No.109") which requires the asset and liability method of accounting for income taxes. Enacted statutory tax rates are applied to temporary differences arising from the differences in financial statement carrying amounts and the tax basis of existing assets and liabilities. Due to the uncertainty of the realization of income tax benefits, (Note 8), the adoption of SFAS No. 109 had no effect on the financial statements of the Company.


        Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, most of which are maintained in high-quality financial institutions. The Company extends credit to various customers and establishes an allowance for doubtful accounts for specific customers that it determines to have significant credit risk. The Company provides allowances for potential credit losses when necessary.

        Net (Loss) Per Share

        During 1998 the Company adopted SFAS No. 128, "Earnings Per Share", which requires the reporting of both basic and diluted earnings per share. Net income per share-basic is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Fully diluted loss per share has not been disclosed as it is anti-dilutive. The weighted average number of common shares outstanding used in the computation of net loss per share has been adjusted to give effect for the 1 for 10 reverse stock split of April 10, 1998.

Note 3- RELATED PARTY TRANSACTIONS

        The Company rents space from a corporation owned by the officers of the Company. The rent was $102,000 for 1999 and $102,000 for 1998.

        In 1998, the Company issued 495,000 shares of its common stock $0.01 par value per share for legal services to a shareholder. The value of the common stock issued was $49,500.

        In 1999, the Company paid $35,200 to a shareholder for legal services of which $10,200 was charged to offering cost which is a reduction of capital in excess of par value.

                                       F10

                                 BLINI HUT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



Note 4- ACCOUNTS RECEIVABLE

                                                           December 31,
                                                         1999         1998
                                                         ----         ----
        Trade receivables                              $47,647      $ 4,613
        Less allowance for uncollectable accounts        2,647           --
                                                       -------      -------
                                                       $45,000      $ 4,613
                                                       =======      =======

Note 5- INVENTORY

                                                    December 31,
                                                1999           1998
                                                ----           ----
        Work in progress                      $     --       $     --
        Raw materials                            6,409          4,145
        Finished goods                          36,295         24,425
                                              --------       --------
                                                42,704         28,570
        Provision for obsolete inventory       (12,704)        (8,570)
                                              --------       --------
                                              $ 30,000       $ 20,000
                                              ========       ========

Note 6- PROPERTY AND EQUIPMENT

        Equipment and leasehold consists of the following:

                                                   December 31,
                                                1999          1998
                                                ----          ----
        Equipment                             $181,738      $181,738
        Capitalized leases                      55,916        27,056
        Leasehold improvements                  76,409        76,409
                                              --------      --------
                                               314,063       285,203
                                              --------      --------

        Less: Accumulated depreciation and amortization:

        Equipment                               70,457        43,531
        Capitalized leases                       7,859         1,933
        Leasehold improvements                  19,100        11,460
                                              --------      --------
                                                97,416        56,924
                                              --------      --------
                                              $216,647      $228,279
                                              ========      ========

Note 7- EQUIPMENT LOANS - LONG TERM

        Long term debt consists of the following:

                                                            December 31,
                                                               1999
                                                               ----
        Installment loan                                    $  9,200
        Less current portion                                   2,918
                                                            --------
                                                            $  6,282
                                                            ========


                                       F11

                                 BLINI HUT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



Note 7- EQUIPMENT LOAN - LONG TERM (continued)

        The installment loan payable to a finance company is secured by equipment and is payable in monthly installments of $360, which include principal and interest through September 2004. The interest rate on the loan is 17.4%.

        As of December 31, 1999 the maturities for long term debt are as follows:

                                                Year            Amount
                                                ----            ------
                                                2000           $ 2,918
                                                2001             3,492
                                                2002             2,790
                                                               -------
                                                               $ 9,200
                                                               =======

Note 8- INCOME TAXES

        The provision (benefit) for income taxes consists of the following:

                                    Year ended December 31,
                                     1999            1998
                                     ----            ----
        Current:
          Federal tax expense      $(56,800)      $(11,600)
          State tax expense          (8,400)        (1,700)
        Deferred:
          Federal tax expense        56,800         11,600
          State tax expense           8,400          1,700
                                   --------       --------
                                   $      0       $      0
                                   ========       ========


        A reconciliation of differences between the statutory U.S. federal income tax rate and the Company's effective tax rate are as follows:

                                                  Year ended December 31,
                                                    1999        1998
                                                    ----        ----
        Statutory federal income tax                 34%         34%
        State income tax-net of federal benefit       5%          5%
        Valuation allowance                         -39%        -39%
                                                    ---         ---
                                                      0%          0%
                                                    ===         ===

        The components of deferred tax assets and liabilities were as follows:

                                                     December 31,
                                                 1999           1998
                                                 ----           ----
        Deferred tax assets:
          Net operating loss carryforward      $ 55,400       $      0
                                               --------       --------
             Total deferred tax assets           55,400              0
          Valuation allowance                   (55,400)             0
                                               --------       --------
             Net deferred tax assets           $      0       $      0
                                               ========       ========


                                       F12

                                 BLINI HUT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

Note 8- INCOME TAXES (continued)

        SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 1999, a valuation allowance for the full amount of the net deferred tax asset was recorded because of continuing losses and uncertainties regarding the amount of taxable income that would be generated in future years.

        The Company recognized losses for the years December 31, 1999 and 1998. The amount of available net operating loss carryforwards is approximately $138,000 for 1999. If the net operating loss carryforwards are not utilized, they will expire in the year 2014. The use of these carryforwards is subject to limitations imposed by the Internal Revenue Service in the event of a change in control of the Company.

Note 9- COMMON STOCK

        On April 10, 1998, the Company effected a one for ten reverse stock split of its $.001 par value common stock, decreasing the authorized common stock from 10,000,000 shares, to 1,000,000 shares and changed the par value of the common stock from $.001 per share to $.10 per share. All references to number of shares, and to per share information in the financial statements have been adjusted to reflect the stock split.

        On May 2, 1998, the Company increased the authorized common stock $.10 par value to 10,000,000 shares. On March 24, 1999, the Company amended its articles of incorporation to change the par value of its common stock from $0.10 to $0.01 per share.

        During 1998, the Company issued 495,000 shares of its common stock to a shareholder for legal services in connection with the preparation of an offering memorandum and other corporate matters. These shares were valued at $.10 per share for a total of $49,500 that was charged to operations.

        On March 25, 1999, the Company sold to unrelated third parties, under Rule 504 of the Securities and Exchange Act of 1933, as amended, 3,000,000 shares of $.01 par value common stock for $.03 per share for net proceeds of $90,000. The Company paid $10,200 to a shareholder for legal fee which was charged to Capital in excess of par as offering cost.

        On December 2, 1999, the Company exchanged 6,000,000 shares of its common stock, $0.01 par value for 100% of the common stock of Troika Food, Inc. The Company valued the 6,000,000 shares of its common stock at $0.03 per share. Troika business assets and liabilities were recorded at carryover basis except that equipment and leasehold improvements as well as accumulated depreciation and amortization were restated. The value of the common stock was based upon both current market prices at the time the shares were issued and whether the shares were restricted. (No discount for restricted common stock was taken).

                                       F13

                                 BLINI HUT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note 10- COMMITMENTS AND CONTINGENCIES

        In 1998, the Company entered into a lease agreement with a related party for office, warehouse and kitchen space which expires in the year 2004. In addition in 1999 the Company entered into a store lease agreement which expires in the year 2010. Rent expense for the Company for both leases for 1999 and 1998 was approximately $110,000 and $102,000, respectively.

        The Company entered into capitalized leases in 1999 and 1998 which require future minimum lease payments.

        The remaining commitments under the operating and capitalized leases are approximately as follows:

                                                     Capitalized
                                      Operating       Equipment
               Year                    Leases          Leases
               2000                  $  204,000      $   10,000
               2001                     207,000          13,000
               2002                     210,000          13,000
               2003                     213,000           4,000
               2004                     220,000           2,000
          Next five years               628,000              --
        Balance to maturity              22,000              --
                                     ----------      ----------
                                     $1,704,000      $   42,000
                                     ==========      ==========

Note 11- GOING CONCERN MATTERS

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the years ended December 31, 1999 and 1998, the Company incurred losses of $296,229 and $100,057, respectively, and has not made a profit in any year since its inception. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

        The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing as may be required to ultimately attain profitability. The Company is also actively pursuing additional equity financing through stock sales. (See Note 12)



                                       F14

                                 BLINI HUT, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



Note 12- SUBSEQUENT EVENTS

        In January 2000, the Company and a private investor entered into a stock subscription agreement whereby the investor will purchase 235,294 restricted shares of the Company's $.01 par value common stock for a total of $1,000,000 or approximately $4.25 per share. In January, 2000 the Company received the initial deposit of $100,000 required by the agreement. The balance is due in December, 2000. The common shares sold will be held in escrow until the transaction is closed upon the receipt of the additional $900,000 due the Company.

        On January 24, 2000, the Company opened its first quick-serve Eastern/European restaurant in New York City.







                                       F15