Form 10QSB
period 2000-03-31
BLINI HUT INC
filed 2000-05-22
CIK 943912

BLINI HUT INC

               Filing Type:        	10QSB
               Description:        	Quarterly Report
               Filing Date:        	May 22, 2000
               Period End:        	March 31, 2000


          	Primary Exchange:      	Over the Counter Includes
                                   	OTC and OTCBB
             	Ticker:          	BHUT






















































                 TABLE OF CONTENTS

 __________________________________________________

                       10QSB

Part I...............................................1
ITEM 1...............................................2
Balance Sheet........................................2
Statements of Operations.............................3
Statements of Cash Flows.............................4
Notes To Financial Statements........................5
ITEM 2 ..............................................8
Part II..............................................10
ITEM 6...............................................10


                      EX-27.0

Exhibit 27 Table.....................................11




































                 United States
         Securities and Exchange Commission
              Washington, D.C.  20549



                      FORM 10-QSB

       [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

  Commission File number 0-27313

                  Blini Hut, Inc.
        (Formerly "Bargain Products, Inc.")
(Exact name of small business issuer as specified in its charter)

 __Nevada______________________     88-0335902_______
(State or other jurisdiction of   (I.R.S. employer
incorporation or organization)    identification number)

47-39 49th Street
Woodside, New York 11377
(Address of principal executive offices)

(718) 784-3344
(Issuer's Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]  No [ ]

The number of shares outstanding of the issuer's common stock par value $.01 per share, as of March 31, 2000 was 9,421,788.

Transitional Small Business Disclosure Format (check one):

Yes [ ]   No[x]

                       INDEX

                                             			Page
PART I. FINANCIAL INFORMATION						1

     ITEM 1 - FINANCIAL STATEMENTS					2
        Condensed Consolidated Balance Sheets			2
        Condensed Consolidated Statements of 			3
        Operations
        Condensed Consolidated Statements of Cash
        Flows								4
        Notes to Condensed Consolidated Financial
        Statements							5
				-1-


    ITEM 2 - Management's Discussion and Analysis
          or Plan of Operation     					8

PART II. OTHER INFORMATION						10
     ITEM 6 - Exhibits and Reports on Form 8K			10

Exhibit 27 - Financial Data Schedule				11


PART I. FINANCIAL INFORMATION

     ITEM 1 - Financial Statements

             BLINI HUT, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS

							March 31, 	December 31,
							2000		1999
							(Unaudited)

ASSETS
Current Assets
Cash							$7,072	$3,896
Accounts receivable net				35,273	45,000
Inventory						32,000	30,000

Total Current Assets				74,345	78,896

Plant Property and Equipment-at cost	314,063	314,063
Less: Accumulated Depreciation		107,812	97,416
							206,251	216,647
Other Assets
	Due from related party			1,020		-
	Security deposit				49,660	49,660
TOTAL ASSETS					$331,276	$345,203

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities
    Bank overdraft				$6,733	$ -
    Deposit on stock purchase			100,000	  -
    8% Demand note payable			50,000	50,000
    Current portion of equipment loan	2,918		2,918
    Current portion of capital leases
	payable					21,842	21,842
    Accounts payable and accrued expenses	107,021	80,175
    Payroll tax payable				2,952		2,095
    Due to related party			16,850	  -
Total Current Liabilities			308,316	157,030

Commitments and contingencies			 -		-

Long Term Liabilities
    Equipment loan less current portion 	5,552		6,282
    Capitalized leases less current
	portion					23,265	25,786
TOTAL LIABILITIES					337,133	189,098
						-2-


BLINI HUT, INC.
ONDENSED CONSOLIDATED BALANCE SHEETS (continued)

Stockholders' Equity
    Capital stock (10,000,000 shares
	authorized, $0.01 par value,
      9,508,461 issued and outstanding)	95,085	95,085
    Capital in excess of par value		773,288 	773,288
    Deficit						(874,230)	(712,268)
Total Stockholders' Equity (Deficit)	(5,857)	156,105

TOTAL LIABILITIES AND STOCKHOLDERS'
	EQUITY 					$331,276	$345,203

 See Notes to Financial Statements.

                    BLINI HUT, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Unaudited)
     							For the Three Months
          						Ended March 31,
							2000		1999

Sales revenues					$200,339	$127,776
Cost of sales					150,783	55,709
Gross profit					49,556	72,067
General selling and administrative
  expenses						211,518	136,937
Loss from operations				(161,962)	(64,870)
Other income and expenses			   -     	    -
Loss before income tax				(161,962)	(64,870)
Provision for income tax			   -  	  -

Net loss						$(161,962)	$(64,870)

Basic and diluted loss per common share	$(0.02)	$(0.09)

Basic and diluted weighted average shares
  outstanding					9,508,461	741,794

See Notes to Financial Statements

             BLINI HUT, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Unaudited)

       					For the Three
						Months Ended March 31,
						2000		1999

Operating Activities
 Net (loss)					$(161,962)	$(64,870)
 Adjustments to reconcile net loss
   to net cash provided (used) by
   operating activities:
 Depreciation and amortization 	10,396 	10,123
 Decrease in accounts receivable	9,727		2,000
 (Increase) decrease in inventory	(2,000)	1,000
 (Increase) in due from related
   parties					(1,020)	 -
 Increase in due to related party	16,850	 -
 Increase in bank overdraft		6,733		10,894
 Increase in accounts payable
   and accruals				27,703	34,971

 Net cash provided (used) by
   operating activities			(93,573)	(5,882)

Financing Activities
 Sale of common stock			  -		90,000
 Deposit on stock purchase		100,000	  -
 (Payment) for equipment loans	(2,521)	(1,149)
 (Payment) for capitalized leases	(730)		(509)
 Net cash provided by financing
   activities				96,749	88,342
 Increase (decrease) in cash		3,176		82,460
 Cash at beginning of period		3,896		7,540
 Cash at end of period			$7,072	$90,000

Supplemental Disclosures of
  Cash Flow Information:
Cash paid during year for:
    	Interest				$3,878	$1,593
	Income taxes			$  - 		$ -

            See Notes to Financial Statements.

BLINI HUT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - ORGANIZATION AND OPERATIONS

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

The accompanying unaudited financial statements have been prepared by Blini Hut, Inc. in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at March 31, 2000, its operating results for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March
31, 2000 and 1999. The balance sheet at December 31, 1999 has been derived from the Company's audited consolidated financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form SB-10K filed with the Securities and Exchange Commission on April 14, 2000.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.

BLINI HUT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Note 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:
The consolidated financial statements include the accounts of the Company and its subsidiary, Troika Food, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

For accounting purposes, the acquisition has been treated as an acquisition of the Company by Troika and as a recapitalization of Troika. The historical financial statements prior to December 2, 1999 are those of Troika giving effect to the acquisition as if the acquisition took place on May 1, 1997.

Revenue Recognition:
Revenues are recorded at the time of shipment of products or performance of services.

Cash and Cash Equivalents:
For purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less at acquisition to be cash equivalents.

Inventories:
Inventories are stated at the lower of cost determined by the FIFO method, or market.

Earnings (Loss) per Common Share:
Basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during the period presented. Fully diluted loss per share has not been disclosed as it is anti-dilutive.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

BLINI HUT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
		(continued)

Fair Value of Financial Instruments:
Cash and cash equivalents, accounts receivable, demand notes payable, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments.

Comprehensive Income:
Comprehensive income is the total of (1) net income plus (2) all other changes in net assets arising from non-owner sources. The
Company has presented a statement of operations that includes other comprehensive income.

Note 3 - ACCOUNTS RECEIVABLE

						March 31,	December 31,
						2000		1999

Trade receivables				$35,273	$47,647
Less allowance for uncollectable
  accounts					  -     	(2,647)
						$35,273	$45,000

Note 4 - INVENTORY
						March 31,	December 31,
						2000		1999

	Work in progress			$ - 		$ -
	Raw materials			5,256		6,409
	Finished goods			29,783	36,295
						35,039	42,704
	Provision for obsolete
	  inventory				(3,039)	(12,704)
						$32,000	$30,000

Note 5 - COMMON STOCK

On March 25, 1999, the Company sold to unrelated third parties, under Rule 504 of the Securities and Exchange Act of 1933, as amended, 3,000,000 shares of $.01 par value common stock for $.03 per share for net proceeds of $90,000. The Company paid $10,200 to a shareholder for legal fees which was charged to Capital in Excess of Par as offering costs.

On December 2, 1999, the Company exchanged 6,000,000 shares of its common stock, $0.01 par value for 100% of the common stock of Troika Food, Inc. The Company valued the 6,000,000 shares of its common stock at $0.03 per share. Troika business assets and liabilities were recorded at carryover basis except for equipment and leasehold improvements, accumulated depreciation and amortization which were restated. The value of the common stock was based upon both current market prices at the time the shares were issued and whether the shares were restricted. (No discount for restricted common stock was taken).
					-7-


BLINI HUT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

Note 5 - COMMON STOCK (continued)

In January 2000, the Company and a private investor entered into a stock subscription agreement whereby the investor will purchase 235,294 restricted shares of the Company's $.01 par value common stock for a total of $1,000,000 or approximately $4.25 per share. In January, 2000 the Company received the initial deposit of $100,000 required by the agreement. The balance is due in December, 2000. The common shares sold will be held in escrow until the transaction is closed upon the receipt of the additional $900,000 due to the Company.

	ITEM 2 - Management's Discussion and Analysis or Plan of
          		Operation

     This form 10-QSB includes, without limitation, certain statements containing the words 'believes', 'intends', 'anticipates', 'estimates', and words of a similar nature, which constitute 'forward-looking' statements' within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a 'safe harbor' for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward-looking and provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this Form 10QSB are forward-looking. In particular, the statements herein regarding the placing of equipment, future cash requirements and future profitability are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations.

GENERAL

  Blini Hut, Inc., formerly Bargain Products, Inc., was organized as a Nevada corporation on April 6, 1995. The Company was engaged in the business of selling low cost consumer products at the retail level through its wholly owned subsidiary of Dollar Mania from June 1995 through September 1996. The Company has been inactive without operations since September 1996. On May 18, 1999, the Company changed its name to Blini Hut, Inc., and now intends to engage in the marketing and distribution of various Eastern/European specialty food through fast food restaurants. On December 2, 1999 the Company and Troika Food, Inc., a Delaware Corporation ("Troika"), consummated an agreement making Troika a wholly-owned subsidiary of the Company.
				-8-

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

    Initial Lease
  Payments.................................$40,000
  (including 3 mo. security deposit)

  Leasehold Improvements...................$50,000

  Equipment................................$80,000

  Inventory................................$10,000

  Advertising/Promotions...................$20,000

                 TOTAL..................	$200,000

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

PART II. OTHER INFORMATION

  ITEM 1 - Legal Proceedings

  Not applicable.

  ITEM 2 - Changes In Securities

  Not applicable.

  ITEM 3 - Defaults Upon Senior Securities

  Not applicable.

  ITEM 4 - Submission of Matters to a Vote of Security
  Holders

  Not applicable.

  ITEM 5 - Other Information

  Not applicable.

  ITEM 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits

       Exhibit 27: Financial Data Schedule

  (b) Reports on Form 8-K

       Forms 8-K and 8-K/A were filed with the Securities and Exchange Commission on March 17, 2000 and March 28, 2000, respectively. The Item reported was Changes In Registrant's
Certifying Accountant.

                     SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE             TITLE                         DATE



_/s/ SIMON KUBLANOV   President           May 22, 2000
Simon Kublanov



_/s/ LEONID KUVYKIN   Vice President,          May 22, 2000
Leonid Kuvykin        Secretary and Treasurer

EXHIBIT 27

 [TYPE]EX-27

 [DESCRIPTION]	FDS--		FDS
 [TEXT]

 [ARTICLE]5				5
[LEGEND] 				This schedule contains summary financial
					information extracted from the balance
					sheets and statements of operations found on
					pages 1-3 of the Company's Form 10KSB for year
					to date and is qualified in its entirety by
					reference to such financial statements
 [NAME]				BLINI HUT, INC.
 [MULTIPLIER]			1
 [CURRENCY]				USD
 [S]					[C]
 [PERIOD-TYPE]			3-MOS
 [FISCAL-YEAR-END]		DEC-31-2000
 [PERIOD-START]			JAN-01-2000
 [PERIOD-END]			MAR-31-2000
 [EXCHANGE-RATE]			1
 [CASH]				7,072
 [SECURITIES]
 [RECEIVABLES]			35,273
 [ALLOWANCES]
 [INVENTORY]			32,000
 [CURRENT-ASSETS]			74,345
 [PP&E]				314,063
 [DEPRECIATION]			107,812
 [TOTAL-ASSETS]			331,276
 [CURRENT-LIABILITIES]		308,316
 [BONDS]
 [PREFERRED-MANDATORY]
 [PREFERRED]
 [COMMON]				95,085
 [OTHER-SE]				(100,942)
 [TOTAL-LIABILITY-AND-EQUITY]	331,276
 [SALES]				200,339
 [TOTAL-REVENUES]			200,339
 [CGS]				150,783
 [TOTAL-COSTS]			211,518
 [OTHER-EXPENSES]
 [LOSS-PROVISION]
 [INTEREST-EXPENSE]
 [INCOME-PRETAX]			(161,962)
 [INCOME-TAX]
 [INCOME-CONTINUING]		(161,962)
 [DISCONTINUED]
 [EXTRAORDINARY]
 [CHANGES]
 [NET-INCOME]			(161,962)
 [EPS-BASIC]			(.02)
 [EPS-DILUTED]			(.02)
 [/TABLE]