Form 10KSB/A
period 1999-12-31
BLINI HUT INC
filed 2000-07-18
CIK 943912

SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, DC 20549


             FORM 10-KSB/A


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

     Issuer's revenues for the year ended December 31, 1999 - $674, 094.


ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS
DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _X___      No. ____


     As of March 31, 2000 there were 9,421,788 shares of Common Stock outstanding.


BLINI HUT, INC.
FORM 10-KSB/A

TABLE OF CONTENTS

                                   PAGE
PART I                             1
ITEM 1     DESCRIPTION OF BUSINESS 1

PART II                            2
ITEM 5    MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER
          MATTERS                  2

ITEM 6     MANAGEMENT'S DISCUSSION
           AND ANALYSIS OR PLAN OF
           OPERATION                2

PART III                            4
ITEM 9    DIRECTORS, EXECUTIVE OFFICERS,
          PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH
          SECTION 16 (A) OF THE EXCHANGE
          ACT

ITEM 10   EXECUTIVE COMPENSATION   5

ITEM 13   Exhibits and Reports on
          Form 8-K                 6

SIGNATURES                         7

EXHIBITS
10.1
10.2

SCHEDULE 27


PART I
ITEM 1     DESCRIPTION OF BUSINESS

GENERAL

     Blini Hut, Inc., formerly Bargain Products, Inc.
(the "Company" or "Blini Hut") was organized as a Nevada corporation on April 6, 1995. The Company was engaged in the business of selling low cost consumer products at the retail level through its wholly-owned subsidiary, Dollar Mania, Inc., from June 1995 through
September 1996. Dollar Mania was unable to financially support its rapid expansion and in order to protect its assets filed chapter 11 bankruptcy on March 28, 1996.
Because the Company's obligations were far in excess of its assets, after a number of months of review, examination, and discussions between major creditors, the bankruptcy trustee, the Company's bankruptcy counsel, and its corporate counsel, the Company decided to spin off its wholly-owned subsidiary, Dollar Mania, by transferring all of the issued and outstanding common stock of Dollar
Mania to the Bankruptcy Trustee. The Company had been inactive without operations since September 1996, but on May 18, 1999 the Company changed its name to Blini Hut,
Inc., and now engages in the marketing and distribution of various specialty Eastern/European fast foods.

PART II
ITEM 5    MARKET FOR COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The Company's common stock is traded on the Pink Sheet under the symbol "BHUT." The 52-week high is 6-1/2 and the 52-week low is 4-3/4. The approximate last 90 day period from October, 1999 to December 31, 1999 has a high of 6-1/2 and a low of 4-3/4.


HOLDERS

     The Company's transfer agent, First American
Stock Transfer, confirms that as of December 31, 1999, there are approximately 150 shareholders of record for the Company, including those shares held in street name.

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

Initial Lease Payments(1)............$ 40,000
(including 3 mo. security deposit)

Leasehold Improvements.................50,000

Equipment............................. 80,000

Inventory..............................10,000

Advertising/Promotions.................20,000

TOTAL...............................$200,000

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



(1)- Since the Company's anticipates opening restaurants in the New York metropolitan area, the figure stated for initial lease payment is subject to change based on the real estate market.

               PART III

ITEM 9    DIRECTORS, EXECUTIVE
OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16 (A)
OF THE EXCHANGE ACT.

     The following table sets forth certain information with respect to each of the Directors, Executive Officers of the Company, their ages, and all positions with the Company.


Name                      Age            Position
Simon Kublanov             58            President/Director
40 Newport Parkway
Jersey City, New
Jersey 07310

Leonid Kuvykin             49          Vice President/Secretary/
1222 Avenue Y                          Treasurer/Director
Brooklyn, NY 11235



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

     Leonid Kuvykin, age 49, is Vice President,
Secretary, Treasurer and Directorof the Company.
Mr. Kuvykin received a B.S. in business administration and an associates degree in Economics from the college of trade and marketing, Ukraine. From October of 1997 to the present, Mr. Kuvykin also serves as a member of the board to Russian Chef, Inc. Mr. Kuvykin from 1979 until 1987 has been involved with several transportation businesses most of which were franchise based. In 1979, Mr.
Kuvykin immigrated to the United States from Odessa, Ukraine where from 1971 until 1978 he held several management positions in government owned food businesses.


     Effective December 10, 1999 Max Tanner resigned
as President and Director of the Company.  On the same,
Simon Kublanov was elected President and Director of the
Company.   Leonid Kuvykin was elected Vice
President/Secretary/Treasurer by the Sole Director.

ITEM 10   EXECUTIVE COMPENSATION

     Any compensation received by officers or directors of the Company will be determined from time to time by the Board of Directors.


Name and Principal Position   All other Compensation  Year
Simon Kublanov, President       0                     1999

Leonid Kuvykin, Vice President  0                     1999



OPTION/SAR GRANTS

     None.


AGGREGATE OPTIONS/SAR EXERCISES AND
FISCAL YEAR END OPTION/SAR VALUE TABLE

     None.


LONG TERM INCENTIVE PLANS

     None.


COMPENSATION OF DIRECTORS

     None.


EMPLOYMENT CONTRACTS AND TERMINATION
OF EMPLOYMENT
AND CHANGE OF CONTROL ARRANGEMENTS

     Effective December 10, 1999 Max Tanner resigned as President and Director of the Company. On the same, Simon Kublanov was elected President of the Company by the Sole Director, and Leonid Kuvykin was elected Vice
President/Secretary/Treasurer by the Sole Director.

ITEM 13   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

3.0* Certificate of Incorporation of Bargain Products, Incorporated consisting of Articles of Incorporation filed with the Secretary of State of the State of Nevada on April 6, 1995, filed with the SEC in Form 10SB12G/A - Amended Registration
     Statement.

3.1* Bylaws of Bargain Products, Incorporated, dated April 6, 1995 filed with the SEC in Form 10SB12G/A-Amended Registration
     Statement.

3.2* Amendment to the Articles of Incorporation, dated July 15,
     1997.

3.3* Amendment to the Articles of Incorporation, dated April 16,
     1998.

3.4* Amendment to the Articles of Incorporation, dated May 11, 1999.

4.0* Common Stock certificate, filed with the SEC in Form
     10SB12G/A - Amended Registration Statement.

10.0* Stock for Stock Agreement between Troika Food, Inc. and
      Blini Hut, Inc.

10.1 Lease Agreement dated January 5, 1999 between 47-39th
     Realty Inc. and Troika Food, Inc.

10.2 Lease Agreement dated October 5, 1999 between J.W. Realty
     Company and Russian Chef, Inc.

16.0* Letter on change in certifying accountant

23.0* Consent of experts and counsel

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



     BLINI HUT, INC.



Dated:    July 17, 2000
BY: /S/ LEONID KUVYKIN

        Leonid Kuvykin,
        Treasurer

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


SIGNATURES                TITLE(S)                DATE

/S/ SIMON KUBLANOV       President, Director   July 17, 2000
Simon Kublanov



/S/ LEONID KUVYKIN       Vice President, Secretary, July 17, 2000
Leonid Kuvykin           Treasurer, Director

EXHIBIT 10.1

THIS LEASE made the  5th    day of        January,
1999, between

47-39 49th St. realty, Inc.


hereinafter referred to as LANDLORD, and

Troika Food, Inc.

hereinafter jointly, severally and collectively referred to as TENANT.

     Witnesseth, that the Landlord hereby leases to the Tenant, and the Tenant hereby hires and takes from the Landlord in the building known as 47-39 49th St.
to be used and occupied by the Tenant

and for no other purpose, for a term to commence
on January 1 , 1999, and to end on
 December 31, 2004,  unless sooner terminated as
hereinafter provided, at the ANNUAL RENT OF
$102,000.00   (triple net lease)
all payable in equal monthly instalments in advance on the first day of each and every calendar month during said term, except the first instalment, which shall be paid upon the execution hereof.

THE TENANT JOINTLY AND SEVERALLY
COVENANTS:

     FIRST. -- That the Tenant will pay the rent as above provided.

     SECOND. -- That, throughout said term the Tenant will take good care of the demised premises, fixtures and appurtenances, and all alterations, additions and improvements to either;
make all repairs in and about the same necessary to preserve them in good order and condition, which repairs shall be, in quality and class, equal to the original work; promptly pay the expense of such repairs; suffer no waste or injury; give prompt notice to the Landlord of any fire that may occur; execute and comply with all laws, rules, orders, ordinances and regulations at any time issued or in force (except those requiring structural alterations), applicable to the demised premises or to the Tenant's occupation thereof, of the Federal, State and Local Governments, and of each and every department, bureau and official thereof, and of the New York Board of Fire
Underwriters; permit at all times during usual business hours, the Landlord and representatives of the Landlord to enter the demised premises for the purpose of inspection, and to exhibit them for purposes of sale or rental; suffer the Landlord to make repairs and improvements to all parts of the building, and to comply with all orders and requirements of governmental authority applicable to said building or to any occupation thereof; suffer the Landlord to erect, use, maintain, repair and replace pipes and conduits in the demised premises and to the floors above and below; forever indemnify and save harmless the Landlord for and against any and all liability, penalties, damages, expenses and judgments arising from injury during said term to person or property of any nature, occasioned wholly or in part by any act or acts, omission or omissions of the Tenant, or of the employees, guests, agents, assigns or undertenants of the Tenant and also for any matter or thing growing out of the occupation of the demised premises or of the streets, sidewalks, or vaults adjacent thereto; permit, during the six months next prior to the expiration of the term the usual notice "To Let" to be placed and to remain unmolested in a conspicuous place upon the exterior of the demised premises; repair, at or before the end of the term, all injury done by the installation or removal of furniture and property; and at the end of the term, to quit and surrender the demised premises with all alterations, additions and improvements in good order and condition.

     THIRD. -- That the Tenant will no
disfigure or deface any part of the building, or suffer the same to be done, except so far as may be necessary to affix such trade fixtures as are herein consented to by the Landlord; the Tenant will not obstruct, or permit the obstruction of the street or the sidewalk adjacent thereto; will not do anything, or suffer anything to be done upon the demised premises which will increase the rate of fire insurance upon the building or any of its contents, or be liable to cause structural injury to said building; will not permit the accumulation of waste or refuse matter, and will not, without the written consent of the Landlord first obtained in each case, either sell, assign, mortgage or transfer this lease, underlet the demised premises or any part thereof, permit the same or any part thereof to be occupied by anybody other than the Tenant and the Tenant's employees, make any alterations in the demised premises, use the demised premises or any part thereof for any purpose other than the one first above stipulated, or for any purpose deemed extra hazardous on account of fire risk, nor in violation of any law or ordinance.
That the Tenant will not obstruct or permit the obstruction of the light, halls, stairway or entrances to the building, and will not erect or inscribe any sign, signals or advertisements unless and until the style and location thereof have been approved by the Landlord; and if any be erected or inscribed without such approval, the Landlord may remove the same. No water cooler, air conditioning unit or system or other apparatus shall be installed or used without the prior written consent of Landlord.

     IT IS MUTUALLY COVENANTED AND
AGREED, THAT

     FOURTH. -- If the demised premises shall be partially damaged by fire or other cause without the fault or neglect of Tenant, Tenant's servants, employees, agents, visitors or licensees, the damages shall be repaired by and at the expense of Landlord and the rent until such repairs shall be made shall be apportioned according to the part of the demised premises which is usable by Tenant. But if such partial damage is due to the fault or neglect of Tenant, Tenant's servants, employees, agents, visitors or licensees, without prejudice to any other rights and remedies of Landlord and without prejudice to the rights of subrogation of Landlord's insurer, the damages shall be repaired by Landlord but there shall be no apportionment or abatement of rent. No penalty shall accrue for reasonable delay which may arise by reason of adjustment of insurance on the part of Landlord and/or Tenant, and for reasonable delay on account of "labor troubles" or any other cause beyond Landlord's control. If the demised premises are totally damaged or are rendered wholly untenantable by fire or other cause, and if Landlord shall decide not to restore or not to rebuild it, then or in any of such events Landlord may, within ninety (90) days after such fire or other cause, give Tenant a notice in writing of such decision, which notice shall be given as in Paragraph Twelve hereof provided, and thereupon the term of this lease shall expire by lapse of time upon the third day after such notice is given, and Tenant shall vacate the demised premises and surrender the same to Landlord. If Tenant shall not be in default under this lease then, upon the termination of this lease under the conditions provided for in the sentence immediately preceding, Tenant's liability for rent shall cease as of the day following the casualty.
Tenant hereby expressly waives the provisions of
Section 227 of the Real Property Law and agrees that the foregoing provisions of this Article shall govern and control in lieu thereof. If the damage or destruction be due to the fault or neglect of Tenant the debris shall be removed by, and at the expense of, Tenant.

     FIFTH. -- If the whole or any part of the premises hereby demised shall be taken or condemned by any competent authority for any public use or purpose then the term hereby granted shall cease from the time when possession of the part so taken shall be required for such public purpose and without apportionment of award, the Tenant hereby assigning to the Landlord all right and claim to any such award, the current rent, however, in such case to be apportioned.

     SIXTH. -- If, before the commencement of the term, the Tenant be adjudicated a bankrupt, or make a "general assignment," or take the benefit of any insolvent act, or if a Receiver or Trustee be appointed for the Tenant's property, or if this lease or the estate of the Tenant hereunder be transferred or pass to or devolve upon any other person or corporation, or if the Tenant shall default in the performance of any agreement by the Tenant contained in any other lease to the Tenant by the Landlord or by any corporation of which an officer of the Landlord is a Director, this lease shall thereby, at the option of the Landlord, be terminated and in that case, neither the Tenant nor anybody claiming under the Tenant shall be entitled to go into possession of the demised premises. If after the commencement of the term, any of the events mentioned above in this subdivision shall occur, or if Tenant shall make default in fulfilling any of the covenants of this lease, other than the covenants for the payment of rent or "additional rent" or if the demised premises become vacant or deserted, the Landlord may give to the Tenant ten days' notice of intention to end the term of this lease, and thereupon at the expiration of said ten days' (if said condition which was the basis of said notice shall continue to exist) the term under this lease shall expire as fully and completely as if that day were the date herein definitely fixed for the expiration of the term and the Tenant will then quit and surrender the demised premises to the Landlord, but the Tenant shall remain liable as hereinafter provided.

     If the Tenant shall make default in the
payment of the rent reserved hereunder, or any item of "additional rent" herein mentioned, or any part of either or in making any other payment herein provided for, or if the notice last above provided for shall have been given and if the condition which was the basis of said notice shall exist at the expiration of said ten days' period, the Landlord may immediately, or at any time thereafter, re-enter the demised premises and remove all persons and all or any property therefrom, either by summary dispossess proceedings, or by any suitable action or proceeding at law, or by force or otherwise, without being liable to indictment, prosecution or damages therefor, and re-possess and enjoy said premises together with all additions, alterations and improvements. In any such case or in the event that this lease be "terminated" before the commencement of the term, as above provided, the Landlord may either re-let the demised premises or any part or parts thereof for the Landlord's own account, or may, at the Landlord's option, re-let the demised premises or any part or parts thereof as the agent of the Tenant, and receive the rents therefor, applying the same first to the payment of such expenses as the Landlord may have incurred, and then to the fulfillment of the covenants of the Tenant herein, and the balance, if any, at the expiration of the term first above provided for, shall be paid to the Tenant.
Landlord may rent the premises for a term extending beyond the term hereby granted without releasing Tenant from any liability. In the event that the term of this lease shall expire as above in this subdivision "Sixth" provided, or terminate by summary proceedings or otherwise, and if the Landlord shall not re-let the demised premises for the Landlord's own account, then, whether or not the premises be re-let, the Tenant shall remain liable for, and the Tenant hereby agrees to pay to the Landlord, until the time when this lease would have expired but for such termination or expiration, the equivalent of the amount of all of the rent and "additional rent" reserved herein, less the avails of reletting, if any, and the same shall be due and payable by the Tenant to the Landlord the amount of deficiency then existing. The Tenant hereby expressly waives any and all right of redemption in case the Tenant shall be dispossessed by judgment or warrant of any court or judge, and the Tenant waives and will waive all right to trial by jury in any summary proceedings hereafter instituted by the Landlord against the Tenant in respect tot the demised premises. The words "re-enter" and "re-entry" as used in this lease are not restricted to their technical legal meaning.

     In the event of a breach of threatened
breach by the Tenant of any of the covenants or provisions hereof, the Landlord shall have the right of injunction and the right to invoke any remedy allowed at law or in equity, as if re-entry, summary proceedings and other remedies were not herein provided for.

     SEVENTH. -- If the Tenant shall make
default in the performance of any covenant herein contained, the Landlord may immediately, or at any time thereafter, without notice, perform the same for the account of the Tenant. If a notice of mechanic's lien be filed against the demised premises or against premises of which the demised premises are part, for, or purporting to be for, labor or material alleged to have been furnished, or to be furnished to or for the Tenant at the demised premises, and if the Tenant shall fail to take such action as shall cause such lien to be discharged within fifteen days after the filing of such notice, the Landlord may pay the amount of such lien or discharge the same by deposit or by bonding proceedings, and in the event of such deposit or bonding proceedings, the Landlord may require the lienor to prosecute an appropriate action to enforce the lienor's claim. In such case, the Landlord may pay any judgment recovered on such claim. Any amount paid or expense incurred by the Landlord as in this subdivision of this lease provided, and any amount as to which the Tenant shall at any time be in default for or in respect to the use of water, electric current or sprinkler supervisory service, and any expense incurred or sum of money paid by the Landlord by reason of the failure of the Tenant to comply with any provision hereof, or in defending any such action, shall be deemed to be "additional rent" for the demised premises, and shall be due and payable by the Tenant to the Landlord on the first day of the next following month, or, at the option of the Landlord, on the first day of any succeeding month. The receipt by the Landlord or any instalment of the regular stipulated rent hereunder or any of said "additional rent" shall not be a waiver of any other "additional rent" then due.

     EIGHTH. -- The failure of the Landlord to insist, in any one or more instances upon a strict performance of any of the covenants of this lease, or to exercise any option herein contained, shall not be construed as a waiver or a relinquishment for the future of such covenant or option, but the same shall continue and remain in full force and effect. The receipt by the Landlord of rent, with knowledge of the breach of any covenant hereof, shall not be deemed a waiver of such breach and no waiver by the Landlord of any provision hereof shall be deemed to have been made unless expressed in writing and signed by the Landlord.
Even though the Landlord shall consent to an assignment hereof no further assignment shall be made without express consent in writing by the Landlord.

     NINTH. -- If this lease be assigned, or if the demised premises or any part thereof be underlet or occupied by anybody other than the Tenant the Landlord may collect rent from the assignee, under-tenant or occupant, and apply the net amount collected to the rent herein reserved, and no such collection shall be deemed a waiver of the covenant herein against assignment and underletting, or the acceptance of the assignee, under-tenant or occupant as tenant, or a release of the Tenant from the further performance by the Tenant of the covenants herein contained on the part of the Tenant.

     TENTH. -- This lease shall be subject and subordinate at all times, to the lien of the mortgages now on the demised premises, and to al advances made or hereafter to be made upon the security thereof, and subject and subordinate to the lien of any mortgage or mortgages which at any time may be made a lien upon the premises.
The Tenant will execute and deliver such further instrument or instruments subordinating this lease to the lien of any such mortgage or mortgages as shall be desired by any mortgagee or proposed mortgagee. The Tenant hereby appoints the Landlord the attorney-in-fact of the Tenant, irrevocable, to execute and deliver any such instrument or instruments for the Tenant.

     ELEVENTH. -- All improvements made by
the Tenant to or upon the demised premises, except said trade fixtures, shall when made, at once be deemed to be attached to the freehold, and become the property of the Landlord, and at the end or other expiration of the term, shall be surrendered to the Landlord in as good order and condition as they were when installed, reasonable wear and damages by the elements excepted.

     TWELFTH. -- Any notice or demand
which under the terms of this lease or under any statute must or may be given or made by the parties hereto shall be in writing and shall be given or made by mailing the same by certified or registered mail addressed to the respective parties at the addresses set forth in this lease.

     THIRTEENTH. -- The Landlord shall not
be liable for any failure of water supply or electrical current, sprinkler damage, or failure of sprinkler service, nor for injury or damage to person or property caused by the elements or by other tenants or persons in said building, or resulting from steam, gas, electricity, water, rain or snow, which may leak or flow from any part of said buildings, or from interference with light or other incorporeal hereditaments by anybody other than the Landlord, or caused by operations by or for governmental authority in construction of any public or quasi-public work, neither shall the Landlord be liable for any latent defect in the building.

     FOURTEENTH. -- No diminution or
abatement of rent, or other compensation shall be claimed or allowed for inconvenience or discomfort arising from the making of repairs or improvements to the building or to its appliances, nor for any space taken to comply with any law, ordinance or order of a governmental authority.
In respect to the various "services," if any, herein expressly or impliedly agreed to be furnished by the Landlord to the Tenant, it is agreed that there shall be no diminution or abatement of the rent, or any other compensation, for interruption or curtailment of such "service" when such interruption or curtailment shall be due to accident, alterations or repairs desirable or necessary to be made or to inability or difficulty in securing supplies or labor for the maintenance of such "service" or to some other cause, not gross negligence on the part of the Landlord. No such interruption or curtailment of any such "service" shall be deemed a constructive eviction.
The Landlord shall not be required to furnish, and the Tenant shall not be entitled to receive, any of such "services" during any period wherein the Tenant shall be in default in respect to the payment of rent. Neither shall there be any abatement or diminution of rent because of making of repairs, improvements or decorations to the demised premises after the date above fixed for the commencement of the term, it being understood that rent shall, in any event, commence to run at such date so above fixed.

     FIFTEENTH. -- The Landlord may
prescribe and regulate the placing of safes, machinery, quantities of merchandise and other things. The Landlord may also prescribe and regulate which elevator and entrances shall be used by the Tenant's employees, and for the Tenant's shipping. The Landlord may make such other and further rules and regulations as, in the Landlord's judgment, may from time to time be needful for the safety, care or cleanliness of the building, and for the preservation of good order therein. The Tenant and the employees and agents of the Tenant will observe and conform to all such rules and regulations.

     SIXTEENTH. -- In the event than an
excavation shall be made for building or other purposes upon land adjacent to the demised premises or shall be contemplated to be made, the Tenant shall afford to the person or persons causing or to cause such excavation, license to enter upon the demised premises for the purpose of doing such work as said person or persons shall deem to be necessary to preserve the wall or walls, structure or structures upon the demised premises from injury and to support the same by proper foundations.

     SEVENTEENTH. -- No vaults or space not
within the property line of the building are leases hereunder. Landlord makes no representation as tot he location of the property line of the building.
Such vaults or space as Tenant may be permitted to use or occupy are to be used or occupied under a revocable license and if such license be revoked by the Landlord as to the use of part or all of the vaults or space Landlord shall not be subject to any liability; Tenant shall not be entitled to any compensation or reduction in rent nor shall this be deemed constructive or actual eviction. Any tax, fee or charge of municipal or other authorities for such vaults or space shall be paid by the Tenant for the period of the Tenant's use or occupancy thereof.

     EIGHTEENTH. -- That during seven
months prior to the expiration of the term hereby granted, applicants shall be admitted at all reasonable hours of the day to view the premises until rented; and the Landlord and the Landlord's agents shall be permitted at any time during the term to visit and examine them at any reasonable hour of the day, and workmen may enter at any time, when authorized by the Landlord or the Landlord's agents, to make or facilitate repairs in any part of the building; and if the said Tenant shall not be personally present to open and permit an entry into said premises, at any time, when for any reason an entry therein shall be necessary or permissible hereunder, the Landlord or the Landlord's agents may forcibly enter the same without rendering the Landlord or such agents liable to any claim or cause of action for damages by reason thereof (if during such entry the Landlord shall accord reasonable care to the Tenant's property) and without in any manner affecting the obligations and covenants of this lease; it is, however, expressly understood that the right and authority hereby reserved, does not impose, nor does the Landlord assume, by reason thereof, any responsibility or liability whatsoever for the care or supervision of said premises, or any of the pipes, fixtures, appliances or appurtenances therein contained or therewith in any manner connected.

     NINETEENTH. -- The Landlord has made
no representations or promises in respect to said building or to the demised premises except those contained herein, and those, if any, contained in some written communication to the Tenant, signed by the Landlord. This instrument may not be changed, modified, discharged or terminated orally.

     TWENTIETH. -- If the Tenant shall at any time be in default hereunder, and if the Landlord shall institute an action or summary proceeding against the Tenant based upon such default, then the Tenant will reimburse the Landlord for the expense of attorneys' fees and disbursements thereby incurred by the Landlord, so far as the same are reasonable in amount. Also so long as the Tenant shall be a tenant hereunder the amount of such expenses shall be deemed to be "additional rent" hereunder and shall be due from the Tenant to the Landlord on the first day of the month following the incurring of such respective expenses.

     TWENTY-FIRST. -- Landlord shall not be
liable for failure to give possession of the premises upon commencement date by reason of the fact that premises are not ready for occupancy, or due to a prior Tenant wrongfully holding over or any other person wrongfully in possession or for any other reason: in such event the rent shall not commence until possession is given or is available, but the term herein shall not be extended.

     TWENTY-SECOND. -- If the demised
premises or any part thereof consist of a store, or of a first floor, or of any part thereof, the Tenant will keep the sidewalk and curb in front thereof clean at all times and free from snow and ice, and will keep insured in favor of the Landlord, all plate glass therein and furnish the Landlord with policies of insurance covering the same.

     TWENTY-THIRD. -- If by reason of the
conduct upon the demised premises of a business not herein permitted, or if by reason of the improper or careless conduct of any business upon or use of the demised premises, the fire insurance rate shall at any time be higher than it otherwise would be, then the Tenant will reimburse the Landlord, as additional rent hereunder, for that part of all fire insurance premiums hereafter paid out by the Landlord which shall have been charged because of the conduct of such business not so permitted, or because of the improper or careless conduct of any business upon or use of the demised premises, and will make such reimbursement upon the first day of the month following such outlay by the Landlord; but this covenant shall not apply to a premium for any period beyond the expiration date of this lease, first above specified.
In any action or proceeding wherein the Landlord and Tenant are parties, a schedule or "make up" of rate for the building on the demised premises, purporting to have been issued by New York Fire
Insurance Exchange, or other body making fire insurance rates for the demised premises, shall be prima facie evidence of the facts therein stated and of the several items and charges included in the fire insurance rate then applicable to the demised premises.

     TWENTY-FOURTH. -- If a separate water
meter be installed for the demised premises, or any part thereof, the Tenant will keep the same in repair and pay the charges made by the municipality or water supply company for or in respect to the consumption of water, as and when bills therefor are rendered. If the demised premises, or any part thereof, be supplied with water through a meter which supplies other premises, the Tenant will pay to the Landlord, as and when bills are rendered therefor, the Tenant's proportionate part of all charges which the municipality or water supply company shall make for all water consumed through said meter, as indicated by said meter. Such proportionate part shall be fixed by apportioning the respective charge according to floor area against all of the rentable floor area in the building (exclusive of the basement) which shall have been occupied during the period of the respective charges, taking into account the period that each part of such area was occupied. Tenant agrees to pay as additional rent the Tenant's proportionate part, determined as aforesaid, of the sewer rent or charge imposed or assessed upon the building of which the premises are a part.

     TWENTY-FIFTH. -- That the Tenant will
purchase from the Landlord, if the Landlord shall so desire, all electric current that the Tenant requires at the demised premises, and will pay the Landlord for the same, as the amount of consumption shall be indicated by the meter furnished therefor. The price for said current shall be the same as that charged for consumption similar to that of the Tenant by the company supplying electricity in the same community.
Payments shall be due as and when bills shall be rendered. The Tenant shall comply with like rules, regulations and contract provisions as those prescribed by said company for a consumption similar to that of the Tenant.

     TWENTY-SIXTH. -- If there now is or
shall be installed in said building a "sprinkler system: the Tenant agrees to keep the appliances thereto in the demised premises in repair and good working condition, and if the New York
Board of Fire Underwriters or the New York Fire
Insurance Exchange or any bureau, department or official of the State or local government requires or recommends that any changes, modifications, alterations or additional sprinkler heads or other equipment be made or suppled by reason of the Tenant's business, or the location of partitions, trade fixtures, or other contents of the demised premises, or if such changes, modifications, alterations, additional sprinkler heads or other equipment in the demised premises are necessary to prevent the imposition of a penalty or charge against the full allowance for a sprinkler system in the fire insurance rate as fixed by said
Exchange, or by any Fire Insurance Company, the Tenant will at the Tenant's own expense, promptly make and supply such changes, modifications, alterations, additional sprinkler heads or other equipment. As additional rent hereunder the Tenant will pay to the Landlord, annually in advance, throughout the term
$___________________, toward the contract
price for sprinkler supervisory service.

     TWENTY-SEVENTH. -- The sum of
$17,000 Dollars is deposited by the Tenant herein with the Landlord herein as security for the faithful performance of all the covenants and conditions of the lease by the said Tenant. If the Tenant faithfully performs all the covenants and conditions on his part to be performed, then the sum deposited shall be returned to said Tenant.

     TWENTY-EIGHTH. -- This lease is
granted and accepted on the especially
understood and agreed condition that the Tenant will conduct his business in such a manner, both as regards noise and kindred nuisances, as will in no wise interfere with, annoy or disturb any other tenants, in the conduct of their several businesses, or the landlord in the management of the building; under penalty of forfeiture of this lease and consequential damages.

     TWENTY-NINTH. -- The Landlord hereby
recognizes as the
broker who negotiated and consummated this lease with the Tenant herein, and agrees that if, as, and when the Tenant exercises the option, if any, contained herein to renew this lease, or fails to exercise the option, if any, contained therein to cancel this lease, the Landlord will pay to said broker a further commission in accordance with the rules and commission rates of the Real Estate
Board in the community. A sale, transfer, or other disposition of the Landlord's interest in said lease shall not operate to defeat the Landlord's obligation to pay the said commission to the said broker. The Tenant herein hereby represents to the Landlord that the said broker is the sole and only broker who negotiated and consummated this lease with the Tenant.

     THIRTIETH. -- The Tenant agrees that it
will not require, permit, suffer, nor allow the cleaning of any window, or windows, in the demised premises from the outside (within the meaning of Section 202 of the Labor Law) unless the equipment and safety devices required by law, ordinance, regulation or rule, including, without limitation, Section 202 of the New York Labor
Law, are provided and used, and unless the rules, or any supplemental rules of the Industrial Board of the State of New York are fully complied with;
and the Tenant hereby agrees to indemnify the Landlord, Owner, Agent, Manager and/or
Superintendent, as a result of the Tenant's requiring, permitting, suffering, or allowing any window, or windows in the demised premises to be cleaned from the outside in violation of the requirements of the aforesaid laws, ordinances, regulations and/or rules.

     THIRTY-FIRST. -- The invalidity or
unenforceability of any provision of this lease shall in no way affect the validity or enforceability of any other provision hereof.

     THIRTY-SECOND. -- In order to avoid
delay, this lease has been prepared and submitted to the Tenant for signature with the understanding that it shall not bind the Landlord unless and until it is executed and delivered by the Landlord.

     THIRTY-THIRD. -- The Tenant will keep
clean and polished all metal, trim, marble ad stonework which are a part of the exterior of the premises, using such materials and methods as the Landlord may direct, and if the Tenant shall fail to comply with the provisions of this paragraph, the Landlord may cause such work to be done at the expense of the Tenant.

     THIRTY-FOURTH. -- The Landlord shall
replace at the expense of the Tenant any and all broken glass in the skylights, doors and walls in and about the demises premises. The Landlord may insure and keep insured all plate glass in the skylights, doors and walls in the demised premises, for and in the name of the Landlord and bills for the premiums therefor shall be rendered by the Landlord to the Tenant at such times as the Landlord may elect, and shall be due from and payable by the Tenant when rendered, and the amount thereof shall be deemed to be, and shall be paid as, additional rent.

     THIRTY-FIFTH. -- This lease and the
obligation of Tenant to pay rent hereunder and perform all of the other covenants and agreements hereunder on part of Tenant to be performed shall in nowise be affected, impaired or excused because Landlord is unable to supply or is delayed in supplying any service expressly or impliedly to be supplied or is unable to make, or is delayed in making any repairs, additions, alterations or decorations or is unable to supply or is delayed in supplying any equipment or fixtures if Landlord is prevented or delayed from so doing by reason of governmental preemption in connection with a National Emergency declared by the President of the United States or in connection with any rule, order or regulation of any department or subdivision thereof of any government agency or by reason of the conditions of supply and demand which have been or are affected by war or other emergency.


THE LANDLORD COVENANTS

     FIRST. -- That if and so long as the Tenant pays the rent and "additional rent" reserved hereby, and performs and observes the covenants and provisions hereof, the Tenant shall quietly enjoy the demised premises, subject, however, to the terms of this lease, and to the mortgages above mentioned, provided however, that this covenant shall be conditioned upon the retention of title to the premises by Landlord.

     SECOND. -- Subject to the provisions of
Paragraph "Fourteenth" above the Landlord will
furnish the following respective services: (a)
Elevator service, if the building shall contain an
elevator or elevators, on all days except Sundays
and holidays, from           A.M. to           P.M. and
on Saturdays from           A.M. to           P.M.; (b)
Heat, during the same hours on the same days in the cold season in each year.

     And it is mutually understood and agreed that the covenants and agreements contained in the within lease shall be binding upon the parties hereto and upon their respective successors, heirs, executors and administrators.

     In Witness Whereof, the Landlord and
Tenant have respectively signed and sealed these presents the day and year first above written.



_______________________________[L. S.]
                                   L.
Kuvykin, Landlord

In presence of:



_______________________________[L. S.]

                         Tenant

State of New York, County of
ss:

     On the           day of                     19    ,
before me personally came
                                              , to me known,
who, being by me duly sworn, did depose and say that he resides at
                            ; that he is
         of
          , the corporation described in and which executed the within instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that he signed his name thereto by like order.




State of New York, County of
ss:

     On the           day of                  19
, before me personally came
                                          , to me known,
who, being by me duly sworn, did depose and say that he resides at
                            ; that he is
         of
          , the corporation described in and which executed the within instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by order of the Board of Directors of said corporation, and that he signed his name thereto by like order.



State of New York, County of
ss:

     On the           day of                  19   ,
before me personally came
                                             , to me known
and known to me to be the individual described in and who executed the foregoing instrument, and duly acknowledged that he executed the same.



State of New York, County of
ss:

     On the           day of                   19    ,
before me personally came
                                             , subscribing
witness to the foregoing instrument, with whom I
am personally acquainted, who, being by me duly
sworn, did depose and say, that he resided, at the
time of the execution of said instrument, and still
resides, in
                  ; that he is and then was acquainted
with                                               , and knew
                                                     to be
                     the individual described in and who
executed the foregoing instrument; and that he, said subscribing witness, was present and saw execute the
same; and that he, said witness, thereupon at the same time subscribed his name as witness thereto.

                     GUARANTY


     In consideration of the letting of the
premises within mentioned to the Tenant within named, and of the sum of One Dollar, to the undersigned in hand paid by the Landlord within named, the undersigned hereby guarantees to the Landlord and to the heirs, successors and/or assigns of the Landlord, the payment by the Tenant of the rent, within provided for, and the performance by the Tenant of all of the provisions of the within lease. Notice of all defaults is waived, and consent is hereby given to all extensions of time that any Landlord may grant.

     Dated,                                    19



_________________________________L. S.



STATE OF                              COUNTY OF
                         ss:


     On this          day of                     19
 , before me personally appeared

to me known and known to me to be the
individual described in and who executed the foregoing instrument, and duly acknowledged to be that he executed the same.














EXHIBIT 10.2



           STANDARD FORM OF STORE LEASE

     Agreement of Lease, made as of this 5th day of October, 1999, between J.W. Realty Company, 15 Maiden
Lane, Suite 1300, New York, NY 10038.

party of the first part, hereinafter referred to as OWNER, and RUSSIAN CHEF, INC., 47-39 49th Street, Woodside,
NY 11377

                         party of the second
part, hereinafter referred to as TENANT,

Witnesseth:    Owner hereby leases to Tenant and
Tenant hereby hires from Owner STORE #1 AND
BASEMENT UNDER STORE #1

in the building known as 132 NASSAU STREET in the Borough of MANHATTAN, City of New York, for the term of TEN (10) YEARS, TWO (2) months (or until such term shall sooner cease and expire as hereinafter provided) to commence on the 15TH day of OCTOBER nineteen hundred and NINETY NINE, and to end on the 30TH day of NOVEMBER TWO THOUSAND and NINE both dates inclusive, at an annual rate of

        SEE ATTACHED SCHEDULE A

which Tenant agrees to pay in lawful money of the United States which shall be legal tender in payment of all debts and dues, public and private, at the time of payment, in equal monthly installments in advance on the first day of each month during said terms, at the office of Owner or such other place as Owner may designate, without any set off or deduction whatsoever, except that Tenant shall pay the first monthly installment(s) on the execution hereof (unless this lease be a renewal).

     In the event that, at the commencement of the term of this lease, or thereafter, Tenant shall be in default in the payment of rent to Owner pursuant to the terms of another lease with Owner or with Owner's predecessor in interest, Owner may at Owner's option and without notice to Tenant add the amount of such arrears to any monthly installment of rent payable hereunder and the same shall be payable to Owner as additional rent.

     The parties hereto, for themselves, their heirs, distributees, executors, administrators, legal representatives, successors and assigns, hereby covenant as follows:

Rent:          1. Tenant shall pay the rent as above and as
hereinafter provided.
Occupancy:     2. Tenant shall use and occupy demised
premises for RESTAURANT ONLY -SEE PARAGRAPH
#74

and for no other purpose. Tenant shall at all times conduct its business in a high grade and reputable manner, shall not violate Article 37 hereof, and shall keep show windows and signs in a neat and clean condition.

Alterations:   3. Tenant shall make no changes in or to the
demised premises of any nature without Owner's prior written consent. Subject to the prior written consent of owner, and to the provisions of this article, Tenant, at Tenant's expense, may make alterations, installations, additions or improvements which are non-structural and which do not affect utility services or plumbing and electrical lines, in or to the interior of the demised premises by using contractors or mechanics first approved in each instance by Owner. Tenant shall, before making any alterations, additions, installations or improvements, at its expense, obtain all permits, approvals and certificates required by any governmental or quasi-governmental bodies and (upon completion) certificates of final approval thereof and shall deliver promptly duplicates of all such permits, approvals and certificates to Owner and Tenant agrees to carry such workman's compensation, general liability, personal and property damage insurance as Owner may require. If any mechanic's lien is filed against the demised premises, or the building of which the same forms a part, for work claimed to have done for, or materials furnished to, Tenant, whether or not done pursuant to this article, the same shall be discharged by Tenant within 30 days thereafter, at Tenant's expense, by payment or filing the bond required by law. All fixtures and paneling, partitions, railings and like installations, installed in the premises at any time, either by Tenant or by Owner on Tenant's behalf, shall, upon installation, become the property of Owner and shall remain upon and be surrendered with the demised premises unless
Owner, by notice to Tenant no later than twenty days prior to the date fixed as the termination of this lease, elects to relinquish Owner's rights thereto and have them removed by Tenant, in which event, the same shall be removed from the premises by Tenant prior to the expiration of the lease, at Tenant's expense. Nothing in this article shall be construed to give Owner title to or to prevent Tenant's removal of trade fixtures, moveable office furniture and equipment, but upon removal of any such from the premises or upon removal of other installation as may be required by Owner, Tenant shall immediately and at its expense, repair and restore the premises to the condition existing prior to installation and repair any damage to the demised premises or the building due to such removal. All property permitted or required to be removed by Tenant at the end of the term remaining in the premises after Tenant's removal shall be deemed abandoned and may, at the election of Owner, either be retained as Owner's property or may be removed from the premises by Owner at Tenant's expense.

Repairs: 4. Owner shall maintain and repair the public portions of the building, both exterior and interior, except that if Owner allows Tenant to erect on the outside of the building a sign or signs, or a hoist, lift or sidewalk elevator for the exclusive use of Tenant, Tenant shall maintain such exterior installations in good appearance and shall cause the same to be operated in a good and workmanlike manner and shall make all repairs thereto necessary to keep same in good order and condition, at Tenant's own cost and expense, and shall cause the same to be covered by the insurance provided for hereafter in Article 8. Tenant shall, throughout the term of this lease, take good care of the demised premises and the fixtures and appurtenances therein, and the sidewalks adjacent thereto, and at its sole cost and expense, make all non-structural repairs thereto as and when needed to preserve them in good working order and condition, reasonable wear and tear, obsolescence and damage from the elements, fire or other casualty, excepted. If the demised premises be or become infested with vermin, Tenant shall at Tenant's expense, cause the same to be exterminated from time to time to the satisfaction of Owner. Except as specifically provided in Article 9 or elsewhere in this lease, there shall be no allowance to the Tenant for the diminution of rental value and no liability on the part of Owner by reason of inconvenience, annoyance or injury to business arising from Owner, Tenant or others making or failing to make any repairs, alterations, additions or improvements in or to any portion of the building including the erection or operation of any crane, derrick or sidewalk shed, or in or to the demised premises or the fixtures, appurtenances or equipment thereof.
It is specifically agreed that Tenant shall be not entitled to any set off or reduction of rent by reason of any failure of Owner to comply with the covenants of this or any other article of this lease. Tenant agrees that Tenant's sole remedy at law in such instance will be by way of an action for damages for breach of contract. The provisions of this
Article 4 with respect to the making of repairs shall not apply in the case of fire or other Casualty which are dealt with in
Article 9 hereof.

Window Cleaning:    5. Tenant will not clean nor require,
permit, suffer or allow any window in the demised premises to be cleaned from the outside in violation of Section 202 of the New York State Labor Law or any other applicable law or of the Rules of the Board of Standards and Appeals, or of any other Board or body having or asserting jurisdiction.

Requirements of
Law, Fire Insurance: 6. Prior to the commencement of the lease term, if Tenant is then in possession , and at all times thereafter, Tenant, at Tenant's sole cost and expense, shall promptly comply with all present and future laws, orders and regulations of all state, federal, municipal and local governments, departments, commissions and boards and any direction of any public officer pursuant to law, and all orders, rules and regulations of the New York Board of Fire
Underwriters or the Insurance Services Office, or any similar body which shall impose any violation, order or duty upon Owner or Tenant with respect to the demised premises, and with respect to the portion of the sidewalk adjacent to the premises, if the premises are on the street level, whether or not arising out of Tenant's use or manner of use of the premises or the building (including the use permitted under the lease). Except as provided in Article 29 hereof, nothing herein shall require Tenant to make structural repairs or alterations unless Tenant has by its manner of use of the demised premises or method of operation therein, violated any such laws, ordinances, orders, rules, regulations or requirements with respect thereto. Tenant shall not do or permit any act or thing to be done in or to the demised premises which is contrary to law, or which will invalidate or be in conflict with public liability, fire or other policies of insurance at any time carried by or for the benefit of Owner. Tenant shall pay all costs, expenses, fines, penalties or damages, which may be imposed upon Owner by reason of Tenant's failure to comply with the provisions of this article.
If the fire insurance rate shall, at the beginning of the lease or at any time thereafter, be higher than it otherwise would be, then Tenant shall reimburse Owner, as additional rent hereunder, for the portion of all fire insurance premiums thereafter paid by Owner which shall have been charged because of such failure by Tenant, to comply with the terms of this article. In any action or proceeding wherein Owner and Tenant are parties, a schedule or "make-up" of rate for the building or demised premises issued by a body making fire insurance rates applicable to said premises shall be conclusive evidence of the facts therein stated and of the several items and charges in the fire insurance rate then applicable to said premises.

          Sub-
                    ordination:         7.  This lease is subject
and
                    subordinate to all ground or
                    underlying leases
and to all mortgages which may now or hereafter affect such leases or the real property of which demised premises are a part and to all renewals, modifications, consolidations, replacements and extensions of any such underlying leases and mortgages. This clause shall be self-operative and no further instrument of subordination shall be required by any ground or underlying lessor or by any mortgagee, affecting any lease or the real property of which the demised premises are a part. In confirmation of such subordination, Tenant shall from time to time execute promptly any certificate that Owner may request.

Tenant's Liability
Insurance Property
Loss, Damage,
                    Indemnity:          8.  Owner or  its  agents
shall not be
                    liable for  any damage to property of
Tenant or of others entrusted to employees of the building, nor for loss of or damage to any property of Tenant by theft or other wise, nor for any injury or damage to persons or property resulting from any cause of whatsoever nature, unless caused by or due to the negligence of Owner, its agents, servants or employees. Owner or its agents will not be liable for any such damage caused by other tenants or persons in, upon or about said building or caused by operations in construction of any private, public or quasi public work. Tenant agrees, at Tenant's sole cost and expense, to maintain general public liability insurance in standard form in favor of Owner and Tenant against claims for bodily injury or death or property damage occurring in or upon the demised premises, effective from the date Tenant enters into possession and during the term of this lease.
Such insurance shall be in an amount and with carriers acceptable to the Owner. Such policy or policies shall be delivered to the Owner. On Tenant's default in obtaining or delivering any such policy or policies or failure to pay the charges therefor, Owner may secure or pay the charges for any such policy or policies and charge the Tenant as additional rent therefor. Tenant shall indemnify and save harmless Owner against and from all liabilities, obligations, damages, penalties, claims, costs and expenses for which Owner shall not be reimbursed by insurance, including reasonable attorneys fees, paid, suffered or incurred as a result of any breach by Tenant, Tenant's agent, contractors, employees, invitees, or licensees, of any covenant on condition of this lease, or the carelessness, negligence or improper conduct of the Tenant, Tenant's agents, contractors, employees, invitees or licensees. Tenant's liability under this lease extends to the acts and omissions of any subtenant, and any agent, contractor, employee, invitee or licensee of any subtenant. In case any action or proceeding is brought against Owner by reason of any such claim, Tenant, upon written notice from Owner, will at Tenant's expense, resist or defend such action or proceeding by counsel approved by Owner in writing, such approval not to be unreasonably withheld.

Destruction,
Fire,
and Other
               Casualty:      9.  (a) If the demised premises or
any
               part thereof shall be damaged by fire
or other casualty, Tenant shall give immediate notice thereof to Owner and this lease shall continue in full force and effect except as hereinafter set forth. (b) If the demised premises are partially damaged or rendered partially unusable by fire or other casualty, the damages thereto shall be repaired by and at the expense of the Owner and the rent and other items of additional rent, until such repair shall be substantially completed, shall be apportioned from the day following the casualty according to the part of the premises which is usable. (c) If the demised premises are totally damaged or rendered wholly unusable by fire or other casualty then the rent and other items of additional rent as hereinafter expressly provided shall be proportionately paid up to the time of the casualty and thence forth shall cease until the date when the premises shall have been repaired and restored by Owner (or sooner preoccupied in part by Tenant then rent shall be apportioned as provided in subsection (b) above), subject to Owner's right to elect not to restore the same as hereinafter provided. (d) if the demised premises are rendered wholly unusable or (whether or not the demised premises are damaged in whole or in part) if the building shall be so damaged that Owner shall decide to demolish it or to rebuild it, then, in any of such events, Owner may elect to terminate this lease by written notice to Tenant given within 90 days after such fire or casualty or 30 days after adjustment of the insurance claim for such fire or casualty, whichever is sooner, specifying a date for the expiration of the lease, which date shall not be more than 60 days after the giving of such notice, and upon the date specified in such notice the term of this lease shall expire as fully and completely as if such date were the date set forth above for the termination of this lease and Tenant shall forthwith quit, surrender and vacate the premises without prejudice however, to Owner's rights and remedies against Tenant under the lease provisions in effect prior to such termination, and any rent owing shall be paid up to such date and any payments of rent made by Tenant which were on account of any period subsequent to such date shall be returned to Tenant. Unless Owner shall serve a termination notice as provided for herein, Owner shall make the repairs and restorations under the conditions of (b) and (c) hereof, with all reasonable expedition subject to delays due to adjustment of insurance claims, labor troubles and causes beyond
Owner's control. After any such casualty, Tenant shall cooperate with Owner's restoration by removing from the premises as promptly as reasonably possible, all of Tenant's salvageable inventory and movable equipment, furniture, and other property. Tenant's liability for rent shall resume five
(5) days after written notice from Owner that the premises are substantially ready for Tenant's occupancy. (e) Nothing contained hereinabove shall relieve Tenant from liability that may exist as a result of damage from fire or other casualty. Notwithstanding the foregoing, including Owner's obligation to restore under subparagraph (b) above, each party shall look first to any insurance in its favor before making any claim against the other party for recovery for loss or damage resulting from fire or other casualty, and to the extent that such insurance is in force and collectible and to the extent permitted by law, Owner and Tenant each hereby releases and waives all right of recovery with respect to subparagraphs (b), (d) and (e) above, against the other or any one claiming through or under each of them by way of subrogation or otherwise. The release and waiver herein referred to shall be deemed to include any loss or damage to the demised premises and/or to any personal property, equipment, trade fixtures, goods and merchandise located therein. The foregoing release and waiver shall be in force only if both releasers' insurance p policies contain a clause providing that such a release or waiver shall not invalidate the insurance. Tenant acknowledges that Owner will not carry insurance on Tenant's furniture and/or furnishings or any fixtures or equipment, improvements, or appurtenances removable by Tenant and agrees that Owner will not be obligated to repair any damage thereto or replace the same.
(f) Tenant hereby waives the provisions of Section 227 of the Real Property Law and agrees that the provisions of this article shall govern and control in lieu thereof.


Eminent
               Domain:        10.  If the whole or any part of
the
               demised premises  shall be acquired
               or
condemned by Eminent Domain for any public or quasi public use or purpose, then and in the event, the term of this lease shall cease and terminate from the date of title vesting in such proceeding and Tenant shall have no claim for the value of any unexpired term of said lease. Tenant shall have no claim for the value of any unexpired term of said lease. Tenant shall have the right to make an independent claim to the condemning authority for the value of Tenant's moving expenses and personal property, trade fixtures and equipment, provided Tenant is entitled pursuant to the terms of the lease to remove such property, trade fixtures and equipment at the end of the term and provided further such claim does not reduce Owner's award.

Assignment,
Mortgage,
                    Etc.,               11.  Tenant, for itself, its
heirs,
                    distributees, executors,
                    administrators, legal
representatives, successors and assigns expressly covenants that it shall not assign, mortgage or encumber this agreement, nor underlet, or suffer or permit the demised premises or any part thereof to be used by others, without the prior written consent of Owner in each instance. Transfer of the majority of the stock of a corporate tenant or the majority partnership interest of a partnership tenant shall be deemed an assignment. If this lease be assigned, or if the demised premises or any part thereof be underlet or occupied by anybody other than Tenant, Owner may, after default by Tenant, collect rent from the assignee, under-tenant or occupant, and apply the net amount collected to the rent herein reserved, but not such assignment, underletting, occupancy or collection shall be deemed a waiver of the covenant, or the acceptance of the assignee, undertenant or occupant as tenant, or a release of Tenant from the further performance by Tenant of covenants on the part of Tenant herein contained. The consent by Owner to an assignment or underletting shall not in any way be construed to relieve
Tenant from obtaining the express consent in writing of Owner to any further assignment or underletting.

Electric
               Current:       12.  Rates and conditions in respect
               to sub-metering or rent inclusion, as
               the
case may be, to be added in RIDER attached hereto. Tenant covenants and agrees that at all times its use of electric current shall not exceed the capacity of existing feeders to the building or the risers or wiring installation and Tenant may not use any electrical equipment which, in Owner's opinion, reasonably exercised, will overload such installations or interfere with the use thereof by other tenants of the building. The change at any time of the character of electric service shall in no way make Owner liable or responsible to Tenant, for any loss, damages or expenses which Tenant may sustain.

Access to
               Premises:      13.  Owner or Owner's agents shall
               have the right (but shall not be
               obligated)
to enter the demised premises in any emergency at any time, and, at other reasonable times, to examine the same and to make such repairs, replacements and improvements as Owner may deem necessary and reasonably desirable to any portion of the building or which Owner may elect to perform, in the premises, following Tenant's failure to make repairs or perform any work which Tenant is obligated to perform under this lease, or for the purpose of complying with laws, regulations and other directions of governmental authorities. Tenant shall permit Owner to use and maintain and replace pipes and conduits in and through the demised premises and to erect new pipes and conduits therein, provided they are concealed within the walls, floors or ceiling, wherever practicable. Owner may, during the progress of any work in the demised premises, take all necessary materials and equipment into said premises without the same constituting an eviction nor shall the Tenant be entitled to any abatement of rent while such work is in progress nor to any damages by reason of loss or interruption of business or otherwise. Throughout the term hereof Owner shall have the right to enter the demised premises at reasonable hours for the purpose of showing the same to prospective purchasers or mortgagees of the building, and during the last six months of the term for the purpose of showing the same to prospective tenants and may, during said six months period, place upon the demised premises the usual notice "To Let" and "For Sale" which notices Tenant shall permit to remain thereon without molestation. if Tenant is not present to open and permit an entry into the demised premises, Owner or Owner's agents may enter the same whenever such entry may be necessary or permissible by master key or forcibly and provided reasonable care is exercised to safeguard Tenant's property, such entry shall not render Owner or its agents liable therefor, nor in any even shall the obligations of Tenant hereunder be affected. If during the last month of term
Tenant shall have removed all or substantially all of Tenant's property therefrom, Owner may immediately enter, alter, renovate or redecorate the demised premises without limitation or abatement of rent, or incurring liability to Tenant for any compensation and such act shall have no effect on this lease or Tenant's obligations hereunder. Owner shall have the right at any time, without the same constitution an eviction and without incurring liability to Tenant therefor to change the arrangement and/or location of public entrances, passageways, doors, doorways, corridors, elevators, stairs, toilets, or other public parts of the building and to change the name, number or designation by which the building may be known.

Vault,
Vault Space,
                    Area:               14.  No vaults, vault
space or area,
                    whether or not enclosed or covered,
                    not
within the property line of the building is leased hereunder, anything contained in or indicated on any sketch, blue print or plan, or anything contained elsewhere in this lease to the contrary notwithstanding. Owner makes no representation as to the location of the property line of the building. All vaults and vault space and all such areas not within the property line of the building, which Tenant may be permitted to use and/or occupy, is to be used an/or occupied under a revocable license, and if any such license be revoked, or if the amount of such space or area be diminished or required by any federal, state or municipal authority or public utility, Owner shall not be subject to any liability nor shall Tenant be entitled to any compensation or diminution or abatement of rent, nor shall such revocation, diminution or requisition be deemed constructive or actual eviction. Any tax, fee or charge of municipal authorities for such vault or area shall be paid by Tenant.

                    Occupancy:          15.  Tenant will not
at any time use or
                    occupy the demised premises in
violation of Articles 2 or 37 hereof, or of the certificate of occupancy issued for the building of which the demised premises are a part. Tenant has inspected the premises and accepts them as is, subject to the riders annexed hereto with respect to Owner's work, if any. In any event, Owner makes no representation as to the condition of the premises and Tenant agrees to accept the same subject to violations whether or not of record.

                    Bankruptcy:         16.  (a) Anything
elsewhere in this
                    lease to the contrary notwithstanding,
                    this
lease may be canceled by Landlord by the sending of a written notice to Tenant within a reasonable time after the happening of any one or more of the following events: (1) the commencement of a case in bankruptcy or under the laws of any state naming Tenant as the debtor; or (2) the making by Tenant of an assignment or any other arrangement for the benefit of creditors under any state statue. Neither Tenant nor any person claiming through or under Tenant, or by reason of any statute or order of court, shall thereafter be entitled to possession of the premises demised but shall forthwith quit and surrender the premises. If this lease shall be assigned in accordance with its terms, the provisions of this Article 16 shall be applicable only to the party then owning Tenant's interest in this lease.
               (2) It is stipulated and agreed that in the event of the termination of this lease pursuant to (a) hereof, Owner shall forthwith, notwithstanding any other provisions of this lease to the contrary, be entitled to recover from Tenant as and for liquidated damages an amount equal to the difference between the rent reserved hereunder for the unexpired portion of the term demised and the fair and reasonable rental value of the demised premises for the dame period. In the computation of such damages the difference between any installment of rent becoming due hereunder after the date of termination and the fair and reasonable rental value of the demised premises for the period for which such installment was payable shall be discounted to the date of termination at the rate of four percent (4%) per annum. If such premises or any part thereof be re-let by the Owner for the unexpired term of said lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such re-letting shall be deemed to be the fair and reasonable rental value for the part or the whole of the premises so re-let during the term of the re-letting. Nothing herein contained shall limit or prejudice the right of the Owner to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law in effect at the time when and governing the proceedings in which, such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above.

               Default:       17.  (1) If Tenant defaults in
fulfilling
               any of the covenants of this lease
               other
than the covenants for the payment of rent or additional rent;
or if the demised premises become vacant or deserted; or if any execution or attachment shall be issued against Tenant or any of Tenant's property whereupon the demised premises shall be taken or occupied by someone other than Tenant; or if this lease be rejected under Section 365 of Title II of the U.S. Code (Bankruptcy Code); or if Tenant shall fail to move into or take possession of the premises within 30 (30) days after the commencement of the term of this lease, of which fact Owner shall be the sole judge; then in any one or more of such events, upon Owner serving a written fifteen (15) days notice upon Tenant specifying the nature of said default and upon the expiration of said fifteen 915) days, if Tenant shall have failed to comply with or remedy such default or if the said default or omission complained of shall be of a nature that the same cannot be completely cured or remedied within said fifteen (15) day period, and if Tenant shall not have diligently commenced curing such default within such fifteen (15) day period, and shall not thereafter with reasonable diligence and in good faith proceed to remedy or cause such default then Owner may serve a written five (5) days notice of cancellation of this lease upon Tenant, and upon the expiration of said five (5) days, this lease and the term thereunder shall end and expire as fully and completely as if the expiration of such five 95) day period were the day herein definitely fixed for the end and expiration of this lease and the term thereof and Tenant shall then quit and surrender the demised premises to Owner but Tenant shall remain liable as hereinafter provided.
               (2) If the notice provided for in (1) hereof shall have been given, and the term shall expire as aforesaid; or if Tenant shall make default in the payment of the rent reserved hererin or any item of additional rent herein mentioned or any part of either or in making any other payment herein required; then and in any of such events Owner may dispossess Tenant by summary proceedings or other legal remedies available.

Remedies of Owner
and Waiver of
                    Redemption:         18.  In  case of  any
  such default,  re-
                    entry, expiration and/or dispossess by
summary proceedings or other wise, (a) the rent, and additional rent, shall become due thereupon and be paid up to the time of such re-entry, dispossess and/or expiration. (b) Owner may re-let the premisses or any part or parts thereof either in the name of Owner or otherwise, for a term or terms, which may at Owner's option be less than or exceed the period which would otherwise have constituted the balance of the term of this lease and may gant concessions or free rent or charge a higher rental than that in this lease, and/or (c) Tenant or the legal representatives of Tenant shall also pay Owner as liquidated damages for the failure of Tenant to observe and perform said Tenant's covenants herein contained, any deficiency between the rent hereby reserved and/or covenanted to be paid and the net amount, if any, of the rents collected on account of the subsequent lease or leases of the demised premises for each month of the period which would otherwise have constituted the balance of the term of this lease. The failure of Owner to re-let the premises or any part or parts thereof shall not release or affect Tenant's liability for damages. in computing such liquidated damages there shall be added to the said deficiency such expenses as Owner may incur in connection with re-letting, such as legal expenses, reasonable attorney's fees, brokerage, advertising and for keeping the demised premises in good order or for preparing the same for re-letting. Any such liquidated damages shall be paid in monthly installments by Tenant on the rent day specified in this lease. Owner, in putting the demised premises in good order or preparing the same for re-rental may, at Owner's option, make such alterations, repairs, replacements, and/or decorations in the demised premises as Owner, in Owner's sole judgement, considers advisable and necessary for the purpose of re-letting the demised premises, and the making of such alterations, repairs, replacements, and/or decorations shall not operate or be construed to release Tenant from liability. Owner shall in no event be liable in any way whatsoever for failure to re-let the demised premises, or in the event that the demised premises are re-let, for failure to collect the rent thereof under such re-letting, and in no event shall Tenant be entitled to receive any excess, if any, of such net rent collected over the sums payable by Tenant to Owner hereunder. In the event of a breach or threatened breach by Tenant or any of the covenants or provisions hereof, Owner shall have the right of injunction and the right to invoke any remedy allowed at law or in equity as if re-entry, summary proceedings and other remedies were not herein provided for. Mention in this lease of any particular remedy, shall not preclude Owner from any other remedy, in law or in equity. Tenant hereby expressly waives any and all rights of redemption granted by or under present or future laws.

Fees and
               Expenses:      19.  If Tenant shall default in the
               observance or performance of any
               term or
covenant on Tenant's part to be observed or performed under or by virtue of any of the terms or provisions in any article of this lease, after notice if required and upon expiration of any applicable grace period if any, (except in an emergency), then, unless otherwise provided elsewhere in this lease, Owner may immediately or at any time thereafter and without notice perform the obligation of Tenant thereunder, and if Owner, in connection therewith or in connection with any default by Tenant in the covenant to pay rent hereunder, makes any expenditures or incurs any obligations for the payment of money, including but not limited to reasonable attorney's fees, in instituting, prosecuting or defending any actions or proceeding and prevails in any such action or proceeding, such sums so paid or obligations incurred with interest and costs shall be deemed to be additional rent hereunder and shall be paid by Tenant to Owner within ten
(10) days of rendition of any bill or statement to Tenant therefor, and if Tenant's lease term shall have expired at the time of making of such expenditures or incurring of such obligations, such sums shall be recoverable by Owner as damages.

No Repre-
sensations by
               Owner:         20.  Neither  Owner  nor  Owner's
               agent  have made any representations
               or
promises with respect to the physical condition of the building, the land upon which it is erected or the demised premises, the rents, leases, expenses of operation, or any other matter or thing affecting or related to the premises except as herein expressly set forth and no rights, easements or licenses are acquired by Tenant by implication or otherwise except as expressly set forth in the provisions of this lease. Tenant has inspected the building and the demised premises and is thoroughly acquainted with their condition, and agrees to take the same "as is" and acknowledges that the taking of possession of the demised premises by Tenant shall be conclusive evidence that the said premises an d the building of which the same form a part were in good and satisfactory condition at the time such possession was so taken, except as to latent defects. All understandings and agreements heretofore made between the parties hereto are merged in this contract, which alone fully and completely expresses the agreement between Owner and Tenant and any executory agreement hereafter made shall be ineffective to change, modify, discharge or effect an abandonment of it in whole or in part, unless such executory agreement is in writing and signed by the party against whom enforcement of the change, modification, discharge or abandonment is sought.

End of
                    Term:               21.  Upon the expiration
or other
                    termination of the term of this lease,
                    Tenant
shall quit and surrender to Owner the demised premises, broom clean, in good order and condition, ordinary wear excepted, and Tenant hall remove all its property. Tenant's obligation to observe or perform this covenant shall survive the expiration or other termination of this lease. If the last day of the term of this lease or any renewal thereof, falls on Sunday, this lease shall expire at noon on the preceding Saturday unless it be a legal holiday in which case it shall expire at noon on the preceding business day.

Quiet
                    Enjoyment:          22.  Owner covenants and
agrees
                    with Tenant that upon Tenant paying
                    the
rent and additional rent and observing and performing all the terms, covenants and conditions, on Tenant's part to be observed and performed, Tenant may peaceably and quietly enjoy the premises hereby demised, subject, nevertheless, to the terms and conditions of this lease including, but not limited to, Article 33 hereof and to the ground leases, underlying leases and mortgages hereinbefore mentioned.

Failure to
Give
                    Possession:         23.  If Owner is unable to
give
                    possession of the demised premises
                    on the
date of the commencement of the term hereof, because of the holding-over or retention of possession of any tenant, undertenant or occupants, or if the premises are located in a building being constructed, because such building has not been sufficiently completed to make the premises ready for occupancy or because of the fact that a certificate of occupancy has not been procured or for any other reason,
Owner shall not be subject to any liability for failure to give possessions on said date and the validity of the lease shall not be impaired under such circumstances, nor shall the same be construed in any way to extend the term of this lease, but the rent payable hereunder shall be abated (provided Tenant
is not responsible for the inability to obtain possession or complete construction) until after Owner shall have given
Tenant written notice that the Owner is able to deliver
possession n the condition required by this lease.  if
permission is given to Tenant to enter into the possession of the demised premises or to occupy premises other than the
demised premises prior to the date specified as the
commencement of the term of this lease, Tenant covenants
and agrees that such possession and/or occupancy shall be
deemed to be under all the terms, covenants, conditions and provisions of this lease except the obligation to pay the fixed
annual rent set forth in page one of this lease.   The
provisions of this article are intended to constitute "an express provision to the contrary" within the meaning of
Section 223 of the New York Real Property Law.

                    No Waiver:          24.  The failure of Owner
to seek
                    redress for violation of, or to insist
                    upon the
strict performance of any covenant or condition of this lease or of any of the Rules or Regulations set forth or hereafter adopted by Owner, shall not prevent a subsequent act which would have originally constituted a violation from having all the force and effect of an original violation. the receipt by Owner of rent and/or additional rent with knowledge of the breach of any covenant of this lease shall not be deemed a waiver of such breach and no provision of this lease shall be deemed to have been waived by Owner unless such waiver be in writing signed by Owner. No payment by Tenant or receipt by Owner of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement of any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Owner may accept such check or payment without prejudice to Owner's right to recover the balance of such rent or pursue any other remedy in this lease provided. No act or thing done by Owner or Owner's agents during the term hereby demised shall be deemed in acceptance of a surrender of said premises and no agreement to accept such surrender shall be valid unless in writing signed by Owner. No employee of Owner or Owner's agent shall have any power to accept the keys of said premises prior to the termination of the lease and the delivery of keys to any such agent or employee shall not operate as a termination of the lease or a surrender of the premises.

Waiver of
               Trial by Jury: 25. It is mutually agreed by and between Owner and Tenant that the respective parties hereto shall and they hereby do waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other (except for personal injury or property damage) on any matters whatsoever arising out of or in any way connected with this lease, the relationship of Owner and Tenant, Tenant's use of or occupancy of said premises, and any emergency statutory or any other statutory remedy. It is further mutually agreed that in the event Owner commences any proceeding or action for possession including a summary proceeding for possession of the premises, Tenant will not interpose any counterclaim of whatever nature or description in any such proceeding, including a counterclaim under Article 4 except for statutory mandatory counterclaims.

Inability to
               Perform:       26.  This  lease  and  the obligation
               of  Tenant  to  pay  rent hereunder
               and
perform all of the other covenants and agreements hereunder on part of Tenant to be performed shall in no way be affected, impaired or excused because Owner is unable to fulfill any of its obligations under this lease or to supply or is delayed in supplying any service expressly or impliedly to be supplied or is unable to make, or is delayed in making any repair, additions, alterations or decorations or is unable to supply or is delayed in supplying any equipment, fixtures or other materials if Owner is prevented or delayed from so doing by reason of strike or labor troubles, government preemption or restrictions or by reason of any rule, order or regulation of any department or subdivision thereof of any government agency or by reason of the conditions of which have been or are affected, either directly or indirectly, by war or other emergency, or when, in the judgement of Owner, temporary interruption of such services is necessary by reason of accident, mechanical breakdown, or to make repairs, alterations or improvements.

Bills and
               Notice:        27.  Except as otherwise in this lease
               provided, a bill, statement, notice or communication which Owner may desire or be required to give to Tenant, shall be deemed sufficiently given or rendered if, in writing, delivered to Tenant personally or sent by registered or certified mail addressed to Tenant at the building of which the demised premises form a part or at the last known residence address or business address of Tenant or left at any of the aforesaid premises addressed to Tenant, and the time of the rendition of such bill or statement and of the gibing of such notice or communication shall be deemed to be the time when the same is delivered to Tenant, mailed, or left at the premises as herein provided any notice by Tenant to Owner must be served by registered or certified mail addressed to Owner at the address first hereinabove given or at such other address as Owner shall designate by written notice.

Water
               Charges:       28.  If Tenant requires uses or
               consumes water for any purpose in
               addition to
ordinary lavatory purposes (of which fact Tenant constitutes Owner to be the sole judge) Owner may install a water meter and thereby measure Tenant's water consumption for all purposes. Tenant shall pay Owner for the cost of the meter and the cost of the installation thereof and throughout the duration of Tenant's occupancy Tenant shall keep said meter and installation equipment in good working order and repair at Tenant's own cost and expense. Tenant agrees to pay for water consumed, as shown on said meter as and when bills are rendered. Tenant covenants and agrees to pay the sewer rent, charge or any other tax, rent, levy or charge which now or hereafter is assessed, imposed or a lien upon the demised premises or the realty of which they are part pursuant to law, order or regulation made or issued in connection with the use, consumption, maintenance or supply of water, water system or sewage or sewage connection or system. The bill rendered by Owner shall be payable by Tenant as additional rent. If the building or the demised premises or any part thereof be supplied with water through a meter through which water is also supplied to other premises Tenant shall pay to Owner as additional rent, on the first day of each month, ________% ($__________________) of the total meter charges, a Tenant's portion. independently of and in addition to any of the remedies reserved to Owner hereinabove or elsewhere in this lease, Owner may sue for and collect any monies to be paid by Tenant or paid by Owner for any of the reasons or purposes hereinabove set forth.

                    Sprinklers:         29.  Anything elsewhere
in this lease
                    to the contrary notwithstanding, if the
New York Board of Fire Underwriters or the Insurance
Services Office or any bureau, department or official of the federal, state or city government require or recommend the installation of a sprinkler system or that any changes, modifications, alterations, or additional sprinkler heads or other equipment be made or supplied in an existing sprinkler system by reason of Tenant's business, or the location of partitions, trade fixtures, or other contents of the demised premises, or for any other reason, or if any such sprinkler system installations, changes modifications, alterations, additional sprinkler heads or other such equipment, become necessary to prevent the imposition of a penalty or charge against the full allowance for a sprinkler system in the fire insurance rate set by any said Exchange or by any fire insurance company, Tenant shall, at Tenant's expense, promptly make such sprinkler system installations, changes, modifications, alterations, and supply additional sprinkler heads or other equipment as required whether the work involved shall be structural or non-structural in nature. Tenant shall pay to Owner as additional rent the sum of $_________________, on the first day of each month during the term of this lease, as Tenant's portion of the contract price for sprinkler supervisory service.

Elevators,
Heat,
               Cleaning:      30.  As long as Tenant  is  not in
               default  under any of the covenants of
               this
lease beyond the applicable grace period provided in this lease for the curing of such defaults, Owner shall, if and insofar as existing facilities permit furnish heat to the demised premises, when and as required by law, on business days from 8:00 a.m. to 6:00 p.m. and on Saturdays from 8:00 a.m. to 1:00 p.m. Tenant shall at Tenant's expense, keep demised premises clean and in order, to the satisfaction to Owner, and if demised premises are situated on the street floor, Tenant shall , at Tenant's own expense, make all repairs and replacements to the sidewalks and curbs adjacent thereto, and keep said sidewalks and curbs free from snow, ice, dirt and rubbish. Tenant shall pay to Owner the cost of removal of any of Tenant's refuse and rubbish from the building. Bills for the same shall be deemed to be, and be paid as, additional rent. Tenant shall, however, have the option of independently contracting for the removal of such rubbish and refuse in the event that Tenant does not wish to have same done by employees of Owner. Under such circumstances, however, the removal of such refuse and rubbish by others shall be subject to such rules and regulations as, in the judgment of Owner, are necessary for the proper operation of the building.

               Security:      31.  Tenant has deposited with Owner
               the sum of $25500.00 as security for
the faithful performance and observance by Tenant of the terms, provisions and conditions of this lease; it is agreed that in the event Tenant defaults in respect of any of the terms, provisions and conditions of this lease, including, but not limited to, the payment of rent and additional rent, Owner may use, apply or retain the whole or any part of the security so deposited to the extent required for the payment of any rent and additional rent or any other sum as to which Tenant is in default or for any sum which Owner may expend or may be required to expend by reason of Tenant's default in respect of any of the terms, covenants, and conditions of this lease, including but not limited to, any damages or deficiency in the re-letting of the premises, whether such damages or deficiency accrued before or after summary proceedings or other re-entry by Owner. in the event that Tenant shall fully and faithfully comply with all of the terms, provisions, covenants and conditions of this lease, the security shall be returned to Tenant after the date fixed as the end of the Lease and after deliver of entire possession of the demised premises to Owner. in the event of a sale of the land and building or leasing of the building, of which the demised premises for a part, Owner shall have the right to transfer the security to the vendee or lessee and Owner shall thereupon be released by Tenant from all liability for the return of said security; and it is agreed that the provisions hereof shall apply to every transfer or assignment made of the security to a new Owner. Tenant further covenants that it will not assign or encumber or attempt to assign or encumber the monies deposited herein as security and that neither Owner nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment or attempted encumbrance.

               Captions:      32.  The  Captions  are  inserted
 only
               as  a  matter  of convenience and for
reference and in no way define, limit or describe the scope of this lease nor the intent of any provision thereof.

                    Definitions:        33.  The term "Owner" as
used  in
                    this  lease means only the Owner, or
                    the
mortgagee in possession, for the time being of the land and building (or the Owner of a lease of the building or of the land and building) of which the demised premises form a part, so that in the event of any sale or sales of said land and building or of said lease, or in the event of a lease of said building, or of the land and building, the said Owner shall be and hereby is entirely freed and relieved of all covenants and obligations of Owner hereunder, and it shall be deemed and construed without further agreement between the parties and the purchaser, at any such sale, or the said lessee of the building, or of the land and building, that the purchaser or the lessee of the building has assumed and agreed to carry out any and all covenants and obligations of Owner hereunder. The words "re-enter" and "re-entry" as used in this lease are not restricted to their technical legal meaning. The term "business days" as used in this lease shall exclude Saturdays, Sundays and all days designated as holidays by the applicable building service union employees service contract or by the applicable Operating Engineers contract with respect to HVAC service. Wherever it is expressly provided in this lease that consent shall not be unreasonably withheld, such consent shall not be unreasonable delayed.

Adjacent
Excavation-
               Shoring:       34.  If  an  excavation  shall  be
 made
               upon  land  adjacent to the demised
premises, or shall be authorized to be made, Tenant shall afford to the person causing or authorized to be made, Tenant shall afford to the person causing or authorized to cause such excavation, license to enter upon the demised premises for the purpose of doing such work as said person shall deem necessary to preserve the wall or the building of demised premises form a part from injury or damage and to support the same by proper foundations without any claim for damages or indemnity against Owner, or diminution or abatement of rent.

Rules and
                    Regulations:        35.  Tenant and Tenant's
servants,
                    employees, agents, visitors, and
                    licensees
shall observe faithfully, and comply strictly with the Rules and Regulations and such other and further reasonable Rules and Regulations as Owner or Owner's agents may from time to time adopt. Notice of any additional rules or regulations shall be given in such manner as Owner may elect. In case
Tenant disputes the reasonableness of any additional Rule or Regulation hereafter made or adopted by Owner or Owner's agens, the parties hereto agree to submit the question of the reasonableness of such Rule or Regulation for decision of the New York office of the American Arbitration Association, whose determination shall be final and conclusive upon the parties hereto. The right to dispute the reasonableness of any additional Rule or Regulation upon Tenant's part shall be deemed waived unless the same shall be asserted by service of a notice, in writing upon Owner within fifteen (15) days after the giving of notice thereof. Nothing in this lease contained shall be construed to impose upon Owner any duty or obligation to enforce the Rules and Regulations or terms, covenants or conditions in any other lease, as against any other tenant and Owner shall not be liable to Tenant for violation of the same by any other tenant, its servants, employees, agents, visitors or licensees.

Glass:         36. Owner shall replace, at the
expense of Tenant, from any and all plate and other glass damaged or broken from any cause whatsoever in and about the demised premises. Owner may insure, and keep insured, at Tenant's expense, all plate and other glass in the demised premises for and in the name of Owner. Bills for the premiums therefor shall be rendered by Owner to Tenant at such times as Owner may elect, and shall be due from, and payable by, Tenant when rendered, and the amount thereof shall be deemed to be, and be paid as, additional rent.

Pornographic
Uses Prohibited:        37.  Tenant agrees that the value of
the demised premises and the reputation of the Owner will be seriously injured if the premises are used for any obscene or pornographic purposes or any sort of commercial sex establishment. Tenant agrees that Tenant will not bring or permit any obscene or pornographic material on the premises, and shall not permit or conduct any obscene, nude, or semi-nude live performances on the premises, nor permit use of the premises for nude modeling, rap sessions, or as a so called rubber goods shops, or as a sex club of any sort, or as a "massage parlor." Tenant agrees further that Tenant will not permit any of these uses by any sublessee or assignee of the premises. This Article shall directly bind any successors in interest to the Tenant. Tenant agrees that if at any time Tenant violates any of the provisions of this Article, such violation shall be deemed a breach of a substantial obligation of the terms of this lease and objectionable conduct. Pornographic material is defined for purposes of this Article as any written or pictorial manner with prurient sexual activity. Obscene material is defined here as it is in Penal law Section 235.00.

Estoppel
Certificate:        38.  Tenant, at any time, and from
time to time, upon at least 10 days prior notice by Owner, shall execute, acknowledge and deliver to Owner, and/or to any other person, firm or corporation specified by Owner, a statement certifying that this lease is unmodified and in full force and effect (or, if there had been modifications, that the same is in full force and effect as modified and stating the modifications), stating the dates which the rent and additional rent have been paid, and stating whether or not there exists any defaults by Owner under this lease, and, if so, specifying each such default.

Successors
and Assigns:        39.  The covenants, conditions and
agreements contained in this lease shall bind and inure to the benefit of the Owner and Tenant and their respective heirs, distributees, executors, administrators, successors, and except as otherwise provided in this lease, their assigns. Tenant shall look only to Owner's estate and interest in the land and building for the satisfaction of Tenant's remedies for the collection of a judgement (or other judicial process) against Owner in the event of any default by Owner hereunder, and no other property or assets of such Owner (or any partner, member, officer or director thereof, disclosed or undisclosed), shall be subject to levy, execution or other enforcement procedure for the satisfaction of Tenant's remedies under or with respect to this lease, the relationship of Owner and Tenant hereunder, or Tenant's use and occupancy of the demised premises.


In Witness Whereof, Owner and Tenant have respectively signed and sealed this lease as of the day and year first above written.


Witness for Owner:
 ...................................................................

LANDLORD:   J. W. REALTY COMPANY


 ............................................................
 ...................................................................
                         BY:


Witness for Tenant:
 ...................................................................
                                   TENANT:
 RUSSIAN CHEF, INC.



 ............................................................
 ...................................................................
                                   BY:

           ACKNOWLEDGEMENTS

CORPORATE OWNER
CORPORATE OWNER
STATE OF NEW YORK,     ss.:                  STATE
OF NEW YORK,      ss.:
County of                               County
of

     On this       day of             ,20         ,
 On
this       day of               ,20         ,
before me personally came                    before
me personally came
to me known, who being by me duly sworn,          to me
known, who being by me duly sworn,
did depose and say that he resides in             did
depose and say that he resides in
                              that he is the
                that he is the
of                                 of

the corporation described in and which            the
corporation described in and which
executed the foregoing instrument, as OWNER;
executed the foregoing instrument, as TENANT;
that he knows the seal of said corporation; the
that he
knows the seal of said corporation; the
seal affixed to said instrument is such corporate
 seal
affixed to said instrument is such corporate
seal; that it was so affixed by order of the Board
seal;
that it was so affixed by order of the Board
of Directors of said corporation, and that he signed
  of
Directors of said corporation, and that he signed
his name thereto by like order.                   his
name thereto by like order.


          ...........................................
          ..........................................



INDIVIDUAL OWNER
INDIVIDUAL OWNER
STATE OF NEW YORK,      ss.:
STATE OF NEW YORK,     ss.:
County of
County of

     On this          day of       ,20      ,
  On
this          day of          ,20          ,
before me personally came                    before
me personally came
to be known and known to me to be the individual
 to be
known and known to me to be the individual
described in and who, as OWNER, executed the
described in and who, as TENANT, executed the
foregoing instrument and acknowledged to me
foregoing instrument and acknowledged to me
that
           he       that
                               he
executed the same.
executed the same.


          ........................................
          ........................................

The undersigned Guarantor guarantees to Owner, Owner's successors and assigns, the full performance and observance of all the agreements to be performed and observed by Tenant in the attached Lease, including the "Rules and Regulation" as therein provided, without requiring any notice to Guarantor or nonpayment, or nonperformance, or proof, or notice of demand, to hold the undersigned responsible under this guaranty, all of which the undersigned hereby expressly waives and expressly agrees that the legality of this agreement and the agreements of the Guarantor under this agreement shall not be ended, or changed by reason of the claims to Owner against Tenant of any of the rights or remedies given to Owner as agreed in the attached Lease.
The Guarantor further agrees that this guaranty shall remain and continue in full force and effect as to any renewal, change or extension of the Lease. As a further inducement to Owner to make the Lease Owner and Guarantor agree that in any action or proceeding brought by either Owner or the Guarantor against the other on any matters concerning the Lease or of this guaranty that Owner and the undersigned shall and do waive trial by jury.

Dated:............................................

 ...................................................
Guarantor

 ..................................................
Witness

 ...............................................
Guarantor's Residence

 ..............................................
Business Address

 .............................................
Firm Name


                    STATE OF NEW YORK   )
                    ) ss.:
                    COUNTY OF           )


On this           day of          , 2000, before me
personally came                    to me known to me
to be the individual described in, and who executed the foregoing Guaranty and acknowledged to me that he executed the same.


 ......................................................................

          Notary
         IMPORTANT - PLEASE READ


RULES AND REGULATIONS ATTACHED TO AND
MADE A PART OF THIS LEASE
IN ACCORDANCE WITH ARTICLE 35


1. The sidewalks, entrances, driveways, passages, courts, elevators, vestibules, stairways, corridors or halls shall not be obstructed or encumbered by any Tenant or used for any purpose other than for ingress to and egress from the demised premises and for delivery of merchandise and equipment in a prompt and efficient manner using elevators and passageways designated for such delivery by Owner.
There shall not be used in any space, or in the public hall of the building, either by any tenant or by jobbers, or others in the delivery or receipt of merchandise, any hand trucks except those equipped with rubber tires and safeguards.

2. If the premises are situated on the ground floor of the building. Tenant thereof shall further, at Tenant's expense, keep the sidewalks and curb in front of said premises clean and free from ice, snow, etc.

3. The water and wash closets and plumbing fixtures shall not be used for any purposes other than those for which they were designed or constructed.

4. Tenant shall not use, keep or permit to be used or kept any foul or noxious gas or substance in the demised premises, or permit or suffer the demised premises to be occupied or used in a manner offensive or objectionable to Owner or other occupants of the building by reason of noise, odors and/or vibrations or interfere in any way with other Tenants or those having business therein.

5. No sign, advertisement, notice or other lettering shall be exhibited, inscribed, painted or affixed by any Tenant on any part of the outside of the demised premises or the building or on the inside of the demised premises if the same is visible from the outside of the premises without the prior written consent of Owner, except that the name of Tenant may appear on the entrance door of the premises. In the event of the violation of the foregoing by any Tenant, Owner may remove same without any liability and may charge the expense incurred by such removal to Tenant or Tenants violating this rule. Signs on interior doors and directory tablet shall be inscribed, painted or affixed for each Tenant by Owner at the expense of such Tenant, and shall be of a size, color and style acceptable to Owner.

6. No Tenant shall mark, paint, drill into, or in any way deface any part of the demised premises or the building of which they form a part. No boring, cutting, or stringing of wires shall be permitted, except with the prior written consent of Owner, and as Owner may direct. No Tenant shall lay linoleum, or other similar floor covering, so that the same shall come in direct contact with the floor of the demised premises, and, if linoleum or other similar floor covering is desired to be used an interlining of builder's deadening felt shall be first affixed to the floor, by a paste or other material, soluble in water, the use of cement or other similar adhesive material being expressly prohibited.

7. Freight, furniture, business equipment, merchandise and bulky matter of any description shall be delivered to and removed from the premises only on the freight elevators and through the service entrances and corridors, and only during hours and in a manner approved by Owner. Owner reserves the right to inspect all freight to be brought into the building and to exclude from the building all freight which violates any of these Rules and Regulations or the lease of which these Rules and Regulations are a part.

8. Owner reserves the right to exclude from the building between the hours of 6 P.M. and 8 A.M. and at all hours on Sundays, and holidays all persons who do not present a pass to the building signed by Owner. Owner will furnish passes to persons for whom any Tenant requests same in writing.
Each Tenant shall be responsible for all persons for whom he requests such pass and shall be liable to Owner for all acts of such person.

9. Owner shall have the right to prohibit any advertising by any Tenant which, in Owner's opinion, tends to impair the reputation of Owner or its desirability as a building for stores or offices, and upon written notice from owner, Tenant shall refrain from or discontinue such advertising.

10. Tenant shall not bring or permit to be brought or kept in or on the demised premises, any inflammable, combustible, or explosive, or hazardous fluid, material, chemical or substance, or cause or permit any odors of cooking or other processes, or any unusual or other objectionable odors to permeate in or emanate from the demised premises.

11. Tenant shall not place a load on any floor of the demised premises exceeding the floor load per square foot area which it was designed to carry and which is allowed by law. Owner reserves the right to prescribe the weight and position of all safes, business machines and mechanical equipment. Such installations shall be placed and maintained by Tenant at Tenant's expense in setting sufficient in Owner's judgment to absorb and prevent vibration, noise and annoyance.

12. Refuse and Trash - Tenant covenants and agrees, at its sole cost and expense, to comply with all present and future laws, orders and regulations of all state, federal, municipal and local governments, departments, commissions and boards regarding the collection, sorting, separation and recycling of waste products, garbage, refuse and trash. Tenant shall pay all costs, expenses, fines, penalties or damages that may be imposed on Owner or Tenant by reason of Tenant's failure to comply with the provisions of this Building Rule 12, and, at Tenant's sole cost and expense, shall indemnify, defend and hold Owner harmless (including reasonable legal fees and expenses) from and against any actions, claims and suits arising from such non-compliance, utilizing counsel reasonably satisfactory to Owner.


Address

Premises
_______________________________________________
_______________________________

     TO

_______________________________________________
_______________________________


           STANDARD FORM OF

              STORE LEASE

_______________________________________________
_______________________________

Dated:                               , 2000


Rent Per Year


Rent Per Month


Term
From
To

Drawn by............................................

Checked by.........................................

Entered by...........................................

Approved by........................................
_______________________________________________
_______________________________









To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


               SCHEDULE A

Commencing.1/1/00 through 12/20/00 at the annual rental rate of $102,000.00 (ONE HUNDRED TWO THOUSAND)
DOLLARS; $8500.00 per month;

Commencing 1/1/00 through 11/30/01 at the annual rental rate of $105,060.00 (ONE HUNDRED FIVE THOUSAND
SIXTY) DOLLARS; $8755.00 per month;

Commencing 1/1/02 through 11/30/02 at the annual rental rate of $108,211.80 (ONE HUNDRED EIGHT THOUSAND
TWO HUNDRED AND ELEVEN) DOLLARS; $9017.65 per month;

Commencing 1/1/03 through 11/30/03 at the annual rental rate of $111,458.15 (ONE HUNDRED ELEVEN
THOUSAND FOUR HUNDRED FIFTY EIGHT)
DOLLARS; $9288.18 per month;

Commencing 1/1/04 through 11/30/04 at the annual rental rate of $114,801.90 (ONE HUNDRED FOURTEEN
THOUSAND EIGHT HUNDRED AND ONE) DOLLARS;
$9566.82 per month;

Commencing 1/1/05 through 11/30/05 at the annual rental rate of $118,245.95 (ONE HUNDRED EIGHTEEN
THOUSAND TWO HUNDRED FORTY FIVE) DOLLARS;
$9853.83 per month;

Commencing 1/1/06 through 11/30/06 at the annual rental rate of $121,793.33 (ONE HUNDRED TWENTY ONE
THOUSAND SEVEN HUNDRED NINETY THREE)
DOLLARS; $10,149.44 per month;

Commencing 1/1/07 through 11/30/06 at the annual rental rate of $125,447.13 (ONE HUNDRED TWENTY FIVE
THOUSAND FOUR HUNDRED FORTY SEVEN)
DOLLARS; $10,453.93 per month:

Commencing 1/1/08 through 11/30/08 at the annual rental rate of $129,210.55 (ONE HUNDRED TWENTY NINE
THOUSAND TWO HUNDRED AND TEN) DOLLARS;
$10,767.55 per month;

Commencing 1/1/09 through 2/28/10 at the annual rental rate of $133,086.86 (ONE HUNDRED THIRTY THREE
THOUSAND AND EIGHTY SIX) DOLLARS; $11,090.57 per month;

and subject to other charges as set forth

LANDLORD: J.W. REALTY COMPANY

BY:_______________________________
To be attached to and form a part of Lease dated October 5,
1999 between J.W. REALTY COMPANY as LANDLORD
and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the
building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


REAL ESTATE TAXES

     The Tenant agrees to pay as additional rent 6% of any and all increases in Real Estate Taxes assessed and levied against the property above the taxes for the year 7/1/99 to 6/30/00 (herein-after referred to as the "Tax Base Year") for the building known as 132 Nassau Street, Borough of Manhattan, City and State of New York, referred to as Block
92, Lot 30, of which the demised premises form a pang, or whatever it shall be reduced to as a result of certiorari proceedings presently pending as well as any special assessment imposed upon the demised premises for any purpose whatsoever including sewer rents, rates or charges, or any other governmental charges whether general or special, ordinary or extraordinary, foreseen or unforeseen, which may be levied or assessed upon or with respect to all or any part of the Real Property by the City or County of New York or any other taxing authority in each and every year during the term of this lease or any renewals thereof whether the increase in taxation results from a higher tax rate or an increase in the assessed valuation of the property or both, such payments shall be appropriately prorated during the first and last years of the term of this lease. Such additional rental shall be paid to the Landlord in each year, in advance, on or before the tenth (10th) day of July for the first hill payment and monthly thereafter. If at any time during the term the methods of taxation prevailing at the date hereof shall be altered so that in lieu of or as an addition to or as a substitute for the whole or any part of the taxes, assessments, levies, impositions or charges now levied, assessed or imposed on all or any pan of the Real Property, there shall be levied., assessed or imposed (a) a tax, assessment, levy, imposition or charge based on the rents received therefrom whether or not wholly or partially as a capital levy or otherwise, or (b) a tax, assessment, levy, imposition, or charge measured by or based in whole or in pan upon all or any part of the Real Property and imposed upon Landlord., or (c) a license fee measured by the rent payable by Tenant to Landlord, or (d) any other tax, levy, imposition, charge, or license fee however described or imposed, then all such taxes, assessments, levies, impositions, charges or license fees or the part thereof so measured or based, shall be deemed the Real Estate Taxes referred to in this article.

     Tenant may not obtain all or any portion of the benefits which may accrue to the Landlord from any reduction in the assessed validation below the "Tax Base Year" and/or any reduction Real Estate Tax rates as imposed by the City of New York. Only the Landlord shall be eligible to institute tax reduction or other proceeding and obtain a rebate for periods during which Tenant paid his share of increases, Landlord shall in that event, after deducting his expenses, in connection therewith, return to Tenant his pro rata share of such rebate.


    LANDLORD:  J.W. REALTY COMPANY          TENANT:
                                        RUSSIAN CHEF, INC.

                                        BY:_________________
                                        BY:___________________

To be attached to and form a
                                      part of Lease dated October 5,
1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


ELECTRICITY/GAS

     The Tenant shall obtain and pay for Tenant's entire separate supply of electric current/gas by direct application to and arrangement with the utility company servicing the building and for the installation of all meter(s) and electrical/gas equipment as may be necessary in connection therewith (all of which shall be at Tenant's sole cost and expense) and Landlord shall permit its wires and conduits to the extent available and safely capable to be used for such purpose. Tenant covenants and agrees, however, that all times its installations and use of electricity/gas shall never exceed the capacity of existing feeders to the buildings or the risers or wiring installation. Any riser or risers or feeders or service to supply Tenant's electrical requirements, upon written request of Tenant, will be installed by Landlord, at the sole cost and expense of Tenant, if in Landlord's sole judgment, the same are necessary and will not cause permanent damage or injury to the building or demised premises or cause or create a dangerous or hazardous conditions or entail excessive or unreasonable alterations, repairs or expense or interfere with disturb other tenants or occupants. In addition to the installation of such riser or risers, Landlord will also, at the sole cost and expense of Tenant, install all other equipment proper and necessary in connection therewith subject to the aforesaid terms and conditions. In addition and notwithstanding anything to the contrary contained in this article, Landlord at anytime during the term of this Lease on not less than thirty (30) days' prior written notice to Tenant may require Tenant to purchase electricity from the Landlord or from a meter company designated by Landlord upon the terms of such submetering clause that may then be currently used by Landlord in the Building of which the demised Tenant premises form a pan.
If Landlord shall elect to have Tenant purchase electricity directly from Landlord or Landlord's designated meter company as aforesaid, then Landlord at Landlord's sole cost and expense (but with Tenant's reasonable cooperation) shall perform all wiring as may be necessary to have Tenant's electrical consumption measured by submeters provided by Landlord at Landlord's sole cost and expense.

LANDLORD:  J.W. REALTY COMPANY          TEN
                                        ANT:
                                        RUSS
                                        IAN
                                        CHEF
                                        , INC.


 BY:_______________________________
BY:________________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


SUBLETTING & ASSIGNMENT

     Except as may otherwise be provided herein, Tenant will not by operation of law or otherwise, assign, mortgage, except in connection with UCC financing statements, security agreements in nature of chattel mortgage covering personal property and fixtures in demised premises, or encumber this lease, and not sublet or permit the Demised Premises or any pan thereof to be used by others, without Landlord's prior written consent in each instance, which consent will not be unreasonably withheld or delayed.

     If Tenant requests Landlord's consent to the subletting of the Demised Premises, it shall submit to Landlord, in writing by Registered Mail, the following information:

               (1)  the name of the proposed subtenant.
               (2)  the terms and conditions of the subletting.
               (3)  the nature and character of the business
		of the
          proposed subtenant and experience in
          running this type of store.
               (4)  banking, financial and other credit
          information relating to the proposed
          subtenant reasonably sufficient to enable
          Landlord to determine the financial
          responsibility of
said proposed subtenant. Financial
information shall be certified and be the identical entity proposed as sub-tenant.

     Upon the receipt of such request from Tenant, Landlord shall have an option, to be exercised in writing within thirty (30) days thereafter, to terminate the lease effective on a date (the Termination Date) set forth in Landlord's notice of termination, which shall not be less than thirty (30) days nor more than ninety (90) days following the service upon Tenant of Landlord's notice of termination.

     In the event Landlord shall exercise such option to terminate the lease, this lease shall expire on the Termination Date as is that date had been originally fixed as the expiration date of the term herein granted and Tenant shall surrender possession of the entire Demised Premises on the Termination Date in accordance with the provisions of this lease, and Tenant shall reimburse the Landlord for its expense for real estate brokerage commissions incurred in the re-renting of the Demised Premises at the rates then on file in the office of the Building Management Company for the renting of like space which shall be computed only for the unexpired term of this lease at the fixed rent and additional rent payable at the time of such cancellation.

 LANDLORD:  J.W. REALTY COMPANY          TEN
                                        ANT:
                                        RUSS
                                        IAN
                                        CHEF
                                        , INC.
 BY:_______________________________
 BY:_______________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


SUBLETTING & ASSIGNMENT (continued)

Landlord's consent to such request shall not be unreasonably withheld or delayed, but only on condition:

               (1)  that an additional $10,000.00 5,000.00 of
          security is deposited with Landlord;

               (2) that the base rent for the remainder of the term shall increase by 10%;

               (3) that the subletting and/or assignment is for the entire demised premises only;

               (4) that the subletting and/or assignment shall be to a tenant For identical usage and whose occupancy will be in keeping with the dignity and character of the then t~se and occupancy of the Building by other tenants and whose occupancy wilt not be more objectionable or more hazardous than that of Tenant herein.

               (5) that the financial responsibility of the subtenant is reasonably satisfactory and proves to Landlord that the Tenant is financially able to assume all rents, additional rents and obligations under the lease, and any other notes or payments, and that they have at least a five year history of operating a first class store of similar type and accountant's statement of income and expenses and a balance sheet be given to Landlord; or alternatively, the above information relating to the principals of proposed Tenant even though they will have no personal financial responsibility under the lease.

               (6) that tenant not be in default under the terms of this lease.


 LANDLORD:  J.W. REALTY COMPANY          TEN
                                        ANT:
                                        RUSS
                                        IAN
                                        CHEF
                                        , INC.


BY:_______________________________
BY:______________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


SUBLETTING & ASSIGNMENT (continued)

     If the Demised Premises shall be sublet or occupied by any persons other than Tenant, Landlord may, after default by Tenant, collect rent from the subtenant or occupant and apply the net amount collected to the rent herein reserved, but no such subletting, occupancy or collection of rent shall be deemed a waiver of the covenants in this Paragraph, nor shall it be deemed acceptance of the subtenant or occupant as a tenant, or release of Tenant from the full performance by Tenant of all the terms, covenants and conditions of this lease. The consent by Landlord to a subletting shall not relieve Tenant from obtaining the express consent in writing of Landlord to any further subletting.

     In the event Tenant claims that Landlord's consent is unreasonably withheld or delayed,
Tenant agrees that Tenant's sole remedy will be an action for declaratory judgment, and that if successful therein, Tenant waives and shall not be entitled to damages.

     Tenant shall be permitted to assign this lease without Landlord's permission to a corporation of which they are at least a 50% shareholder.

     Any cumulative transfer of (50%) percent of the stock of the Tenant Corporation shall be deemed as assignment under the terms of this lease.

     The stockholders and their percentage shares are as follows:

  LANDLORD:  J.W. REALTY COMPANY          TEN
                                        ANT:
                                        RUSS
                                        IAN
                                        CHEF
                                        , INC.


 BY:_______________________________
BY:_________________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


PROPER USAGE

          For the purpose of this clause, the demised premises in the lease shall include, in addition to the entranceway and interior, the area within the building line.

          No merchandise may be displayed or sold outside the enclosing walls of the store nor in the entranceway thereof. No merchandise may be displayed or sold on the sidewalk in front of the store. No space in the entranceway or within the building line may be sublet to anyone. No window may be removed to sell any merchandise to the street. It is tenants' responsibility to make sure that no peddler or any other party use the front of the demised premises.
     These are conditions precedent to the lease and any default shall be a material default under this lease and cancelable on 24 hours five days notice. Notwithstanding the aforementioned Tenant shall be permitted to have outside seating on the Beekman
     Street side only provided that it is permitted by the City of New York and the Downtown Alliance.
     Tenant at it's own cost and expense shall be responsible to pa-y a~y Fees in connection with any permits for said outside seating. Landlord makes no representations as to whether or not outside seating permitted. There shall be no dimunition in the rental rate if Tenant is not permitted to have outside seating.

          Tenant shall allow no excessive noise in or out of its premises. No amplified sound system, radio, or television may be heard outside the store. No speakers, bullhorns, barkers, hawkers will be permitted outside the store.

          No pinball or video games may be installed.

          If Tenant elects to have a gate in front of Tenant's demised area it will be at Tenant's own cost and expense. Security gates must be roll down link gates or other non-solid gates. Tenant 'shall be responsible for the maintenance, repair and replacement of any gate.

          No outside electrified signs permitted. No extending signs. All signs to be flush with building. SEE
     PARAGRAPH HEADED "SIGNS". Outdated,
     obsolete signs, sign supports and hardware are to be removed. Signs and the rules pertaining thereto relate to every floor of a building. The term "sign" shall include awnings and banners.

   LANDLORD:  J.W. REALTY COMPANY          TEN
                                        ANT:
                                        RUSS
                                        IAN
                                        CHEF
                                        , INC.

 BY:_______________________________
BY:_______________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK

PROPER USAGE (continued)

          The name, address and telephone number of the private carter servicing a store shall be furnished to Landlord. No trash, bags, boxes or any other type of waste materials to be picked up by a private carter may be left in front of the store or on the Mall between the hours of 8 am and 6 pm. Tenant shall be responsible for any fees, penalties, fines and violations imposed upon Tenant or Landlord as a result of Tenant's violation of any Municipal Code.
     SEE PARAGRAPH HEADED "REFUSE".

          No flags, banners other materials may be hung across the Street or Mall except for such holiday decorations as tl~e Downtown Alliance may approve.


EQUIPMENT USE

All equipment listed on Schedule B hereto and all future acquired equipment obtained by Tenant during the term of this lease shall remain the property and equipment of Landlord at the termination of this lease and Landlord shall have the right to file a UCC-1 to secure his interest in all future acquired equipment of the Tenant as well as to secure the payment of rent and additional rent.

Landlord makes no representation as to the condition of equipment and is delivered to tenant for its usage "as is".


HOT WATER, ETC.

Landlord shall not and Tenant may, at its own cost and expense, provide hot water, gas and electric service and janitorial services for the demised premises. Tenant may attach its radiator to Landlord's heating system.

LANDLORD:  J.W. REALTY COMPANY          TEN
                                        ANT:
                                        RUSS
                                        IAN
                                        CHEF
                                        , INC.


  BY:_______________________________
BY:_ _____

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


BASEMENT SPACE

Basement shall be used for storage only and shall be used with due care and consideration and smoking shall not be permitted in the area.

The Landlord has made no representations or promises as to dampness or wetness. Tenant, at its option, should choose to store goods on pallets.


EQUIPMENT

Tenant to use its best efforts to install efficient equipment that will create the least amount of insurance rate increases.


DOWNTOWN ALLIANCE

Tenant shall adhere to the roles of Downtown Alliance (see "Proper Usage") as stated and as amended in the future, and a breach in these roles shall be deemed a material breach of this lease. Tenant is also responsible for 20% of any fees or assessments of the Downtown Alliance or any successor's assessment, which may be incurred by Landlord. Said amount shall be billed and collectible as additional rent.


RENT CONCESSION

Term of lease shall begin upon delivery of key and physical possession (on or about October 15, 1999) and Tenant shall receive a base rent only credit of $8,500.00 per month for the period October 15, 1999 through December 15 31, 1999 only.

 LANDLORD:  J.W. REALTY COMPANY          TEN
                                        ANT:
                                        RUSS
                                        IAN
                                        CHEF
                                        , INC.


BY:_______________________________
BY:_______________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


AIR CONDITIONING

Tenant shall be responsible for the cost of maintenance, repairs and replacement of the air conditioning system and any and all fees for permits, licenses etc., for said air conditioning. Tenant shall at its own cost and expense provide a service contract on the system and provide
Landlord with a copy. All air conditioning equipment whether existing or if Tenant purchases a new system, shall remain on the premises and be deemed the property of the Landlord.


HOLDOVER

In the event the Tenant fails to surrender possession of the demised premises a~er the expiration of the term of this lease, the ponies agree thai Tenant shall thereafter pay to the Landlord on the first day of each month, as liquidated damages, an amount equal to three two times the monthly installment of the rent payable by Tenant during the last year of the term of this lease. The parties h~her agree that Landlord's acceptance of said liquidated damages shall not be exclusive of any other rights and remedies which Landlord may possess by virtue of the terms of this lease or otherwise, but shall be considered in addition thereto.


HOLIDAYS

For the purpose of paragraph 30 and the remaining terms of this lease and the roles and regulations thereunder, all Local 32B Union holidays shall be deemed not to be business days. The building and the services provided herein will be on a holiday schedule on all said holidays and not on a business day. This paragraph does not mean that the building is a 32B/J building or any other union building.


LATE PAYMENTS

If any installment of rent or additional rent due thereunder is not paid on or before the tenth day of the month during which such installment is due, Tenant shall pay Landlord as an additional rent, on or before the first day of the following month, .08 .05 cents for each dollar so overdue in order to defray Landlord's administrative and other costs in connection with such late payment.

    LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


EXECUTION AND DELIVERY OF LEASE

Submission by Landlord of the within lease for review and execution by Tenant shall confer no rights nor impose any obligation on either party unless and until both Landlord and Tenant shall have executed this Lease and duplicate originals thereof shall have been delivered to the respective parties hereto and all required sums of money have been received and cleared.


EXTERMINATOR

Tenant will have an accredited exterminator on weekly contract with sufficient service visits to insure that the premises and the building will not have pests or vermin as a result of tenant's use of the demised premises. Tenant shall provide Landlord with a copy of said contract. Tenant on 48 hours notice will correct any situation which is the fault of the Tenant.


PAYMENT OF REPAIRS

If Tenant Fails, after reasonable notice, to properly repair or service its premises, Landlord may make the repairs and charge the Tenant the cost of same which must be paid within three (3) days of written notice as additionaI rent.
Landlord shall be responsible For structural repairs unless caused by an act of Tenant or Tenant's agents.


DRAINS, WASTE. DUCTS & SEWER PIPES

Any ducts or pipes belonging to the building shall remain including the ducts and vents ventilating Landlord's basement. Tenant shall be responsible to see that ducts and pipes do not become stopped up because of its usage, Further, Tenant shall install and maintain proper grease traps and slop sink in the premises. Tenant shall provide Landlord with a copy of a contract to clean the flue, ducts and pipes upon commencement of this lease. Any default shall be deemed and material a default under the terms of the lease and this lease shall be cancellable on 24 hours five (5) days notice to Tenant.

LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


DRAINS, WASTE. DUCTS & SEWER PIPES (continued)

Tenant stroll be responsible tot any and all plumbing branches within the demised premises and any and all branches off the main lines of the building servicing Tenant only. Tenant cannot run plumbing lines through the outside shafts. They can only be run through the interior space.


CONDITION OF PREMISES

Except as stated herein the Landlord makes no representations or warranties as to the condition of the herein described premises or whether it is suitable for the use demised. It is understood that the Tenant is renting the premises and shall, at his own cost and expense, make all repairs beth inside and outside, interior and exterior including but not limited to the storefront, glass, doors, locks, plumbing and heating system within the demised premises or above mentioned branches. Tenant shall not be responsible for structural repairs unless caused by Tenant, Tenant's agent(s) or Tenant's action or negligence.


DEMISED PREMISES - "AS IS"

Tenant agrees to accept the demised premises in its present condition and not to require Landlord to do any work, painting or make any improvements during the term of this lease.

Notwithstanding the aforementioned, Landlord shall at its own cost and expense replace any broken glass in the demised premises at the inception of this lease.

LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


PLATE GLASS

The Tenant agrees to keep the plate glass of the demised premises insured against breakage and shall take out insurance covering said breakage naming Heller Properties and J.W. Realty Company as additionally insured. A copy of the Certificate of Insurance is to be sent to Landlord. If the Tenant shall fail to pay the bill for premium on said insurance, the Landlord shall take out said insurance and charge same to Tenant and it shall be included in the bill for rent the following month or any subsequent month. Notwithstanding, Tenant has the option to use their own contractor to replace broken glass. If they fail to do so, then Landlord shall give Tenant ten days notice, upon which time. Landlord shalt replace the glass and said amount shall be billed and collectible as additional rent.


SIGNS

The Tenant is hereby given the privilege of placing a sign in front of the demised premises provided that the Tenant first submits a sketch thereof to the Landlord and provided that the said signs are not a nuisance or hazard and do not obstruct any other Tenant. The Tenant agrees to obtain all permits in connection therewith and to maintain and keep in repair the said sign at the Tenant's risk and expense. Tenant midst first have Landlord's written approval. All signs will be flush against the building. There will be no extended signs, flags or banners. Outdated signs, sign supports and hardware shall be removed. All signs must be approved by the Downtown Alliance. As previously stated in this Lease. Tenant is not permitted to have an electrified sign outside of the demised premises, however, if it is legal and meets with the roles and regulations of the Downtown Alliance. Tenant may, at it own cost and expense, have an electrified neon sign in its demised premises. Landlord makes no representations in respect to said electrified sign and there shall be no dimunition in the rental rate if the City of New York or the Downtown Alliance do not permit said signs.
Any violations that are issued for any of Tenant's signage shall be paid by Tenant within five (5) days of Tenant's receipt of said violation.


LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


WATER & SEWER CHARGES

The Tenant shall, at his own cost and expense, keep in good working order the water meter and pay the water and sewer charges therefor. At Landlord's option, Tenant may be required to pay a monthly escrow charge for water usage as additional monthly rent if Tenant is late in paying his water bill for two consecutive payments. Said sum is to be periodically adjusted when meter is read and escrow account will be adjusted accordingly or a bill will be rendered to Tenant. The Tenant covenants and agrees to pay the sewer rent charge and water charges or any other tax, rent, levy, or charge which now or hereafter is or may be assessed or imposed as a lien upon the demised premises relating to the usage of water. The bill rendered by the Landlord for the above shall be payable by the Tenant as additional rent within ten (10) days after receipt.


ALTERATIONS

It is understood and agreed that as a condition for the Tenant entering into the within lease the Tenant intends to and is required to make extensive alteration, additions and improvements to the demised premises in order to occupy and t~se the same for its intended purposes. The Landlord agrees that it will not unreasonably withhold his consent to said structural alterations and the installation of plumbing, electrical heating and air conditioning systems provided that such alterations and installations are done at Tenant's sole cost and expense and in accordance with the plans and specifications approved by the Landlord. Tenant shall secure all necessary permits and licenses and approvals which may be required in connection with such alterations before, during and after the same are completed.

In addition thereto, the Tenant shall maintain adequate insurance coverage as hereinafter provided.

The Tenant further agrees to have all work done at his own cost and expense and in compliance with the Local, City, State and/or Federal authorities having jurisdiction thereof as will as the Local Board of Fire Underwriters and shall submit to the Landlord written proof thereof together with certificate or certificates of the Board of Fire Underwriters approving any and all electrical work. Should any mechanics' liens be filed against the premises for labor or material furnished to the demised premises, then the Tenant agrees to cause the said lien to be removed by the filing of an appropriate bond within twenty (20) days after receiving notice from the Landlord via U.S. registered mail or such filing.

LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


ALTERATIONS (continued)

It is understood and agreed that any and all work performed by the Tenant in the herein demised store premises shall be done in a first class and workmanlike manner. In the event the Tenant does not have said work performed in accordance with any and all authorities having jurisdiction thereof then the Landlord, upon thirty (30) days notice in writing sent via U.S. registered mail to the Tenant, may employ the services of his own contractor, plumber and/or electrician and bill the Tenant for the cost of performing and/or complying with any of the foregoing work and/or rectifying same. The cost of said work shall be considered the same as additional rent and shall be immediately payable upon mailing of bill by the Landlord, by registered mail, return receipt requested and addressed to the Tenant herein at his residence hereinabove mentioned.


INDEMNIFICATION

Tenant shall indemnify and save Landlord harmless from and against any and all claims, demand, judgments, actions, damages, expenses and costs whatsoever (including
Landlord's reasonable counsel fees) arising from the conduct or management of or from any work or thing whatsoever done in or about the demised premises or any part thereof or from any act or negligence of Tenant and any of the Agents, contractors, or employees of Tenant, or to the property of any person or persons occurring in, on or about the demised premises other than from the acts or of Landlord, its representatives, agents or employees from and after the date of commencement of the term. In case any action or proceeding is brought against Landlord by reason of any of the above, Landlord shall give written notice thereof to Tenant and Tenant shall resist or defend the same, Landlord may do so or settle or compromise the same and in such event Tenant shall pay to Landlord as additional rent hereunder all payments made by and expenses and counsel fees of Landlord.


WAVER OF SUBROGATION

Landlord and Tenant, respectively, hereby waive the right of recovering from each other for any damage or loss occasioned by any hazards compensated by insurance
(excluding liability insurance), regardless of whether said damage or loss resulted from the negligence of either party, their employees, or otherwise and said parties do hereby waive the right to subrogate any insurance carrier or other party to their respective rights of recovery against each other in any event.

LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


CERTIFICATES LICENSES & PERMITS

Tenant shall obtain all necessary licenses, permits, certificates, etc., required or necessary in the conduct of Tenant's business in the demised premises at Tenant's own cost and expense from governmental authorities having jurisdiction to issue same and Tenant shall not fail or neglect to obtain any such licenses, certificates of health, etc., which may be required by Tenant to operate and conduct Tenant's business in the demised premises. Tenant is responsible For all licenses, permits, and fees including but not limited to, air conditioning, fire dept. refrigeration, heating, signs, etc. If not paid by Tenant, Landlord at it's option can pay same and bill Tenant said sum as an additional rent.


REFUSE

Tenant covenants and agrees that all refuse, garbage and swill be kept in proper containers securely covered and tenant shall maintain rubbish in refrigerated area until removed from the demised premises so as to prevent escape of objectionable fumes and odors and the spread of vermin. Tenant further agrees and covenants that no refuse, garbage or swill shall be permitted to remain on the sidewalk in front or on the side of the building between the hours of 7AM to 7PM regardless of the hardship involved. Garbage to be picked up on the Beekman Street side and never on the Nassau Street Side. Garbage shall not be placed within 15 feet of the Beekman Street entrance to the office building.

LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


WAIVERS & BONDS

Before proceeding with the alterations in accordance with
Article 3 hereof and prior to the commencement of any other improvements or alterations including the providing of material therefor to the demised premises, the Tenant shall deliver to the landlord (a) waivers of the right to file mechanics' or materialman's liens executed by all contractors and materialman who are engaged by the Tenant to do such work or provide such material in the demised premises and an agreement from the general contractor employed by the Tenant to do such work duly executed and acknowledged under which such contractor agrees to indemnify and hold harmless the Landlord from and against any mechanics' or materialmen's liens that may be filed against the premises by any sub-contractor employed in connection with such or in lieu thereof; (b) a surety company bond executed by a surety company authorized to do business in the State of New York in an amount equal to One Hundred Ten (110%) percent of the estimated cost of the work to be done or material to be provided indemnifying the Landlord against the filing of any mechanics' liens or materialmen's liens against the premises.


WINDOW DECORATION

Tenant's store is important to the Landlord in connection with the appearance of the entire building. Tenant shall make sure that the window to the street shall be decorated with appropriate and high class displays to Landlord's satisfaction. Neither window shall be blocked off


NO BROKER

Tenant represent to the Landlord and/or its Agent that no licensed real estate broker and/or licensed real estate salesman is involved in any way in the negotiation and/or consummation of the within lease and the Tenant will indemnify and hold the Landlord harmless against any and all claims of any nature whatsoever on the part of any licensed real estate broker and/or licensed real estate salesman.

LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________



To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


LIMITATION OF LANDLORD'S LIABILITY

If Landlord or any successor in interest of Landlord be an individual, joint venture, tenancy in common, co-partnership, unincorporated association, or other unincorporated aggregate of individuals, then, anything elsewhere in this Lease io the contrary notwithstanding, Tenant shall look solely to the estate and property of such unincorporated Landlord in the land and building and, where expressly so provided in this lease, to offset against the rents payable under this Lease, for the satisfaction of Tenant's remedies for the collection of a judgment (or other judicial process) requiring the payment of money by Landlord in the event of any default by Landlord hereunder, and no other property or assets of such unincorporated Landlord shall be subject to levy, execution or other enforcement procedure for the satisfaction of Tenant's remedies.


SIDEWALK/SIDEWALK VIOLATIONS

Tenant shall be responsible for any and all violations issued in connection with Sanitation, E.P.A., or any other agency For debris, rubbish, snow, ice, etc. on sidewalk on both streets fronting on Tenant's demised premises. If Landlord elects to pay these directly, they shall be deemed as additional rent owed by Tenant.

Tenant shall sweep both the Nassau Street and Beekman
Street sides as required by City Law and keep the first eighteen inches of the street adjacent to such curbs (or a greater portion of the street, if any Laws and Ordinances require same of an abutting property owner) flee from din and rubbish. Tenant shall also be responsible to keep the sidewalks flee from all snow and ice at its own cost and expense.

Tenant shall not place any placards or other advertising on any sidewalks in front of or on the side of the demised premises or building.

LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________



To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


J. W. RIDER


          INTENTIONALLY OMITTED

This lease may not be changed orally: modifications may be effected only by an instrument in writing signed by both parties.

All checks tendered to tile Landlord as and for the rent of the demised premises shall be deemed payments for the account of the Tenant. The acceptance by the Landlord of rent from a person other than the Tenant shall not be deemed to operate as an attornment to the Landlord by the payor of such rent or as a consent to the Landlord to an assignment or subletting by the Tenant of the demised premises to such payor, or as a modification of the provisions of this lease.

This lease shall not bind the Landlord until it is executed and delivered by the Landlord to the Tenant.


   LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


USE OF PREMISES

Tenant shall use and occupy the demised premises solely for the use as a highly respectable restaurant which shall be kept clean and orderly.

Tenant shall use and occupy the demised premises solely for use as a highly designed, upscale restaurant and not operate or make the demised premises appear like a Blimpie or Subway type fast food. The demised premises shall be kept clean and orderly. Such operation shall be in keeping with a Class A B commercial office building in Manhattan. The demised premises shall be at least of the level of the restaurant on 86th Street in the Fox News Video provided by Tenant. Landlord, in its sole judgment shall have the right to restrict signage and or any installation that would lower the level of the restaurant.

Tenant shall be open for business at least 5 days per week, eight hours per day. Take out is permitted. Tenant shall not sell or serve individual slices of pizza. Tenant shall not make any new openings, doors or windows in demised premises except doors, if necessary, to comply with handicap access laws. Tenant shall not sell from windows or space directly to street.

Tenant, at all times during the term of this lease, shall be licensed by, and currently registered and in good standing with all applicable federal, state and local governmental and/or regulatory bodies to conduct its business within the State and City of New York and shall keep and maintain throughout the term hereof all permits required For the law~I operation of Tenant's business at the Demised Premises. Tenant shall not at any time use or occupy the Demised Premises in violation of the certificate of occupancy at such time issued for the Demised Premises or the Building.

Tenant is solely responsible, at his own cost and expense to install the proper ventilation required and not to allow odors to emanate through the building.

Tenant agrees that Tenant shall not, in any part of the Demised Premises permit any noise or disorder, or conduct or behavior of any kind likely to annoy or disturb the public or other occupants of the building. In addition, Tenant specifically acknowledges that the balance of the Building is designed for rental of professional and office space and Tenant agrees that its use of the Demised Premises will not annoy, disturb or interfere with the use of the Building for such purposes.

LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________


To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


OPERATION OF BUSINESS

The Tenant covenants and agrees to operate and conduct its business at the demised premises in such manner so as not to permit unpleasant odors or excessive noise to emanate therefrom. Tenant further agrees that the business to be conducted in the demised premises by Tenant shall, during the term of this lease, be conducted in a high class manner consistent and in keeping with the character of a Class A -B office building.


INSURANCE

Tenant throughout the term hereof, shall maintain in full force and effect for the benefit of and naming the Landlord, Landlord's agents and Tenant as parties insured therein, comprehensive general public liability insurance including without limitation, umbrella liability coverage against claims for personal injury, death, or damage to property occurring in, on or about the demised premises, with limits of not less than $3,000,000.00 1,000,000.00 for personal injury or death of one person and $3,000,000.00 1,000,000.00 arising out of one occurrence, and $3,000,000.00 1,000,000.00 for property damage and with a minimum of a $2,000.000.00 umbrella liability coverage which sits above these limits.

The insurance required hereunder shall be issued by an insurance company licensed to do business in the State of New York, prior to any entry by Tenant into the demised premises, and thereafter, not less titan ten (10) days prior to the expiration of any expiring policy. Tenant shall furnish renewals thereof together with proof of payment of the premiums therefore. If such insurance is carried under a blanket policy, Tenant may deliver a certificate in lieu of the original policy. Each policy or renewal shall contain a provision for notice to Landlord at least ten (10) days prior to cancellation thereof


LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________

To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


NO RESIDENTIAL USE OF DEMISED PREMISES

It is an express condition of this Lease that the demised premises be used for commercial purposes only. In no event may the demised premises be used for residential purposes and Tenant covenants and agrees to use the demised premises only for commercial purposes specified in article 2 hereof


HEAT

Tenant agrees to pay the Landlord as additional rent 7% a proportionate amount of the increase in cost of fuel and allied heat costs paid over the year 2000 base, incurred or charged by Landlord in connection with the building off which the demised premises form a pan. Such payment shall be made as additional rent within fifteen (15) days after submission of a statement from the Landlord indicating the computation of said amount. The Landlord may estimate said amount, provided that the Landlord and the Tenant shall adjust any refund or additional amounts due from or to the Tenant at the end of each calendar year.


GATES

If Tenant elects to have a gate in front of Tenant's demised area it will be at Tenant's own cost and expense and must be of open grill. Tenant shall be totally responsible at its own cost and expense for all maintenance, repairs and replacement of the gate.


PUBLIC TELEPHONE

Tenant shall not install or have installed outside of the demised premises a public telephone booth or stand. Tenant may keep the existing public telephone within the demised premises.

LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________



To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


AWNING

If Tenant wishes to install an awning of similar kind as exists on the demised premises, it must first submit to Landlord shop drawings of said awning for Landlord's prior written approval. Tenant at its own cost and expense, shall be responsible for its replacement, repairs and maintenance and Tenant shall make sure that it is kept clean and in good condition.


GRAFFITI

Tenant at is own cost and expense shall be responsible to remove any graffiti which may occur outside of its demised premises.


STOREFRONT

Tenant, at its own cost and expense, and to Landlord's reasonable satisfaction, shall be responsible for the maintenance, repair and replacement of the storefront of the demised premises.


IMPORTANT NOTICE

Landlord further advises Tenant of the following:

               A. Tenant's percentage share is deemed 1.9% for the space;

        B.1. an application For abatement of real property taxes will be made for the premises;

               2. the rent including amounts payable by the tenant for real property taxes will accurately reflect any abatement of real property taxes;

LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________


To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


IMPORTANT NOTICE (continued)


               3. at least $10.00 per square foot or $35.00 per square foot in the Title 4 abatement zone, or at least $5,00 per square foot or $25.00 per square foot in the Title 4A abatement zone must be spent on improvements to the premises and the common areas, the amount being depended upon the length of the lease and whether it is a new, renewal or expansion lease.

               4. all abatements granted will be revoked if, during the benefit period, real estate taxes, water or sewer charges or other lienable charges are unpaid For more than one year, unless such delinquent amounts are paid as provided in the relevant law.


FEES

If, after Tenant's initial installation, at Tenant's request, Landlord makes any expenditures or incurs any obligations for the payment of money relating to Tenant's occupancy for services, including but not limited to architectural fees, mechanical fees, legal fees or professional fees etc., then Tenant will reimburse Landlord for such reasonable sums so paid or obligations incurred and said amounts shall be deemed to be additional rent hereunder. If Tenant's lease term shall have expired at the time of making of such expenditures or incurring of such obligations, such sums shall be recoverable by Owner as damages.


RIDER PORTIONS PREVAIL

The rider potions of this Lease shall bo read in conjunction with the printed standard form of Lease annexed hereto, If there should be any inconsistency or ambiguity between the terms of the rider portion of this Lease and the standard form of lease than the rider portion of this shall prevail.


LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________


To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK


PROVISIONS SEVERABLE

If any term or provision of this Lease or the application thereof to any person or circumstance shall, to any extent, be invalid or unenforceable, the remainder of this Lease or the application of such term or provision to persons or circumstance shall to any extent be invalid or unenforceable, shall not be affected thereby and each term and provision of this Lease shall be valid and be enforced to the fullest extent permitted by law.


ADDITIONAL RENT

All costs charges and expenses which Tenant assume, agrees or is obligated to pay pursuant to this Lease shall be deemed additional rent, and in the event of non-payment. Landlord shall have all of the rights and remedies with respect thereto as is herein provided for in the case of nonpayment of rent.


REAL ESTATE TAX REBATE

Landlord is applying for the Estate Tax Rebate on Tenant's behalf and Tenant shall pay the cost of the application fee of $500.00 upon execution of this lease.


NAME CHANGE

Wherever the name of the Tenant appears in this Lease as Russian Chef, Inc., it shall be deemed to be the name of Troika Food, Inc. and as shown on the first of the printed form.

LANDLORD:  J.W. REALTY COMPANY  TENANT:
                                RUSSIAN CHEF, INC.
BY:_______________________________
BY:_______________________________


To be attached to and form a part of Lease dated October 5, 1999 between J.W. REALTY COMPANY as LANDLORD and RUSSIAN CHEF, INC. as TENANT for STORE #1
AND BASEMENT UNDER STORE #1 ONLY, in the building known as 132 NASSAU STREET, NEW YORK,
NEW YORK
                GUARANTY

FOR VALUE RECEIVED and as consideration for the letting referred to herein and an inducement to Landlord to enter into such letting with Tenant, the undersigned
Guarantor hereby guarantees to Landlord under the annexed
Lease, its successors and assigns, the timely and complete performance by Tenant of the obligations of Tenant to which reference is herein made. The following are the obligations to which reference is made:

     1. Under all circumstances, including Tenant's default, notwithstanding the security deposit posted under this Lease, the Landlord shall receive:

               A.   Only to the extent Tenant continues to
          occupy and do business at die Demised
          Premises, full payment of the Minimum Rent and Additional Rents, as same are reserved to Landlord elsewhere herein; it being specifically agreed that if Tenant delivers its keys for the Demised Premises together with the payment in full of all rent and additional rent due and owing through the last day of the monthly that the Tenant delivers the keys, Tenant delivers the Demised Premises to Landlord in broom swept condition, and free of any and all mechanics liens, then in such event any and all personal liability, hereunder shall cease.

Notwithstanding any language to the contrary in any notice provision provided in the lease, the performance and payments called for hereunder shall become due and payable to Landlord without any notice whatsoever to Tenant.

Subject to the provision found at I.A hereof it is specifically understood that this Guaranty shall continue in Full force an effect and shall not be affected by any subletting, renewal modification and/or extension of the Lease, without the necessity for any notice to the Guarantor of any such assignment, subletting, renewal, modification or extension.

It is understood that the security will be held until the end of the term and Tenant cannot offset any arrears until then.
                         ________________________ _________________
                         _________________
                         _____________
                              Signature of Guarantor  Signature of
          Guarantor

                         ________________________ _________________
                         _________________
                         _____________
                              Print Name of Guarantor Print Name of
                              Guarantor

                         ________________________ _________________
                         _________________
                         _____________
                          Address of Guarantor Address of Guarantor

        ALL OF THE AFOREMENTIONED
INDIVIDUALLY, JOINTLY AND SEVERALLY



                    STATE OF NEW YORK   )
                    ) ss.:
                         COUNTY OF                )



On this           day of                          , 2000, before me
personally came                               to me known,
 and
known to me to be the individual described in and who executed the foregoing instrument and acknowledged to me that he executed the same.



































SCHEDULE 27