Form 10QSB
period 2000-06-30
BLINI HUT INC
filed 2000-08-21
CIK 943912

United States
         Securities and Exchange Commission
              Washington, D.C.  20549



                      FORM 10-QSB

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

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

Yes [x]  No [ ]

The number of shares outstanding of the issuer's common stock par value $.01 per share, as of June 30, 2000 was 9,508,461.

Transitional Small Business Disclosure Format (check one):

Yes [ ]   No[x]

                       INDEX

                                                            Page
PART I. FINANCIAL INFORMATION                                 3

     ITEM 1 - FINANCIAL STATEMENTS                            3
        Condensed Consolidated Balance Sheets                 3
        Condensed Consolidated Statements of                  4
        Operations
        Condensed Consolidated Statements of Cash
        Flows                                                 5
        Notes to Condensed Consolidated Financial
        Statements                                            6

    ITEM 2 - Management's Discussion and Analysis
          or Plan of Operation                                10

PART II. OTHER INFORMATION                                    12
     ITEM 6 - Exhibits and Reports on Form 8K                 12

Exhibit 27 - Financial Data Schedule                          13




PART I. FINANCIAL INFORMATION

     ITEM 1 - Financial Statements




BLINI HUT, INC.
CONDENSED CONSOLIDATED BALANCE
SHEETS


                                               June 30,        December 31,
                                               2000            1999
ASSETS                                         (Unaudited)
Current Assets
Cash                                           $28,335          $ 3,896
Accounts receivable net                        37,045           45,000
Inventory                                      41,965           30,000
Total Current Assets                           107,345          78,896

Plant Property and Equipment-at
cost                                           358,913          314,063
Less: Accumulated Depreciation                 130,313          97,416
                                               228,600          216,647
Other Assets
Due from related party                         53,524           -
Security deposit                               49,660           49,660

TOTAL ASSETS                                   $439,129         $345,203

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current Liabilities
Bank overdraft                                 $9,651            $ -
Deposit on stock purchase                      100,000           -
8% Demand note payable                         50,000            50,000
Current portion of equipment
loan                                           2,918             2,918
Current portion of capital
leases payable                                 21,842            21,842
Accounts payable and accrued
expenses                                       62,999            80,175
Payroll tax payable                            36,913            2,095
Due to related party                           -                 -
Total Current Liabilities                      $284,323          $157,030

Commitments and contingencies                  -                  -

Long Term Liabilities
Equipment loan less current
portion                                        4,823              6,282
Capitalized leases less
current portion                                21,084             25,786
TOTAL LIABILITIES                              $310,230           $189,098

Stockholders' Equity
Capital stock (10,000,000
shares authorized, $0.01 par
value, 9,659,188 and 9,508,461
issued and outstanding,
respectively)                                  96,612             95,085
Capital in excess of par
value                                          812,261            603,788
Deficit                                        (779,974)          (542,768)
Total Stockholders' Equity                     $128,899           $156,105

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                           $439,129           $345,203

See Notes to Financial Statements.

BLINI HUT, INC.
CONDENSED
CONSOLIDATED
STATEMENTS OF
OPERATIONS


                       For the Three Months            For the Six Months
                       Ended June 30,                  Ended June 30,
                       2000            1999            2000        1999
                       (unaudited)                     (unaudited)

Sales revenues         $212,795        $147,719        $413,134     $275,495

Cost of sales          148,638         33,788          299,421      89,497

Gross profit           64,157          113,931         113,713      185,998

General&administrative
expenses               150,138         104,872         361,656      241,809

Loss from operations   (85,981)        9,059           (247,943)    (55,811)

Other income &
expenses               10,737          -               10,737       -

Income (loss) before
income tax             (75,244)        9,059           (237,206)    (55,811)

Provision for income
tax                    -               -               -             -

Net loss               $(75,244)       $9,059          $(237,206)    $(55,811)

Basic loss per common
share                  (0.01)          0.00            (0.02)        (0.01)

Basic weighted average
shares outstanding     9,550,419       9,508,461        9,528,451    8,116,196

                        See Notes to Financial Statements.


BLINI HUT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Three Months               For the Six Months
                Ended June 30,                     Ended June 30,
                2000            1999               2000              1999
                (unaudited)                        (unaudited)


OPERATING
ACTIVITIES

Net income or
(loss)           $(75,244)      $9,059             $(237,206)        $(55,811)
Adjustments to
reconcile net
income or(loss)
to net cash
provided (used)
by operating
activities:
Changes in
operating
assets of
continuing
operations:

Depreciation
and
amortization     22,501         8,011              32,897           18,134

Accounts
receivable       (1,772)       (19,862)            7,955            (17,862)

Inventory        (9,965)       (5,000)             (11,965)         (4,000)

Due from related
parties          (52,504)      -                   (53,524)         -

Due to related
party            (16,850)      -                   -                -

Bank overdraft   2,918        (10,300)             9,651            594

Accounts payable
and accruals     (10,061)     22,355               17,642           57,326

Net cash provided
(used) by
continuing
operations       (140,977)    4,263                (234,550)        (1,619)


INVESTING
ACTIVITIES:

Purchase of
plant and
equipment        (44,850)     -                    (44,850)          -

Net cash
used by
investing
activities       (44,850)     0                    (44,850)          0


FINANCING
ACTIVITIES:

Sale of
common stock     210,000      -                     210,000          90,000

Offering cost    -            (10,200)              -                (10,200)

Deposit on
stock purchase   -            -                     100,000          -

(Payment) for
equipment loans  1,062        (70)                  (1,459)          (1,219)

(Payment) for
capitalized
leases           (3,972)      (4,193)               (4,702)          (4,702)

Net cash
provided
(used) by
financing
activities       207,090      (14,463)              303,839           73,879

Increase
(decrease)
in cash          21,263       (10,200)              24,439            72,260

Cash at
beginning
of period        7,072        90,000                3,896             7,540

Cash at
end of period    $28,335      $79,800               $28,335           $79,800

Supplemental
Disclosures of
Cash Flow
Information:
Cash paid during
year for:
Interest         4,172        3,412                 6,765             5,005
Income taxes      -            -                     -                 -

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

The accompanying unaudited financial statements have been prepared by Blini Hut,Inc. in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. Accordingly, certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the unaudited financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position at June 30,2000, its operating results for the three and six months ended June 30, 2000 and 1999 and cash flows for the three and six months ended June 30, 2000 and 1999. The balance sheet at December 31, 1999 has been derived from the Company's audited consolidated financial statements as of that date. These financial statements and the notes should be read in conjunction with the Company's audited consolidated financial statements and notes thereto contained in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000.

The results of operations for the threeand six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for future quarters or the year ending December 31, 2000.













                              BLINI HUT, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary, Troika Food, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

For accounting purposes, the acquisition has been treated as an acquisition of the Company by Troika and as a recapitalization of the Company. The historical financial statements prior to December 2, 1999 are those of Troika giving effect to the acquisition as if the acquisition took place on May 1, 1997.

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

Earnings (Loss) per Common Share

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



NOTE 3 - ACCOUNTS RECEIVABLE
                                  June 30,                December 31,
                                  2000                    1999

Trade receivables                 $39,692                 $47,647
Less allowance for uncollectable
accounts                          (2,647)                 (2,647)
                                  $37,045                 $45,000


NOTE 4 - INVENTORY                June 30,                December 31,
                                  2000                    1999
Work in progress                  $ -                     $ -
Raw materials                     7,072                   6,409
Finished goods                    42,422                  36,295
                                  49,494                  42,704
Provision for obsolete inventory  (7,529)                 (12,704)
                                  $41,965                 $30,000

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

Troika business assets and liabilities were recorded at carryover basis except for equipment and leasehold improvements, accumulated depreciation and amortization which were restated. The value of the common stock was based upon both current market prices at the time the shares were issued and whether the shares were restricted. (No discount for restricted common stock was taken). This transaction was restated as if it took place at inception of the Company.

In January, 2000, the Company and a private investor entered into a stock subscription agreement whereby the investor will purchase 235,294 restricted shares of the Company's $.01 par value common stock for a total of $1,000,000 or approximately $4.25 per share. In January, 2000 the Company received the initial deposit of $100,000 required by the agreement. The balance is due in December, 2000. The common shares sold will be held in escrow until the transaction is closed upon the receipt of the additional $900,000 due to the Company.

In June 2000, the Company sold 152,727 restricted shares of common stock at $1.375 per share to two investors.









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

  ITEM 6 - Exhibits and Reports on Form 8-K

  (a) Exhibits

       Exhibit 27: Financial Data Schedule

  (b) Reports on Form 8-K

       No Reports on Form 8-K were filed with the Securities and Exchange Commission during the quater ending June 30, 2000.

                     SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE             TITLE                         DATE



_/s/ SIMON KUBLANOV   President              August 14, 2000
Simon Kublanov



_/s/ LEONID KUVYKIN   Vice President,             August 14, 2000
Leonid Kuvykin        Secretary and Treasurer

EXHIBIT 27

 [TYPE]EX-27

 [DESCRIPTION] FDS--          FDS
 [TEXT]

 [ARTICLE]5                   5
 [LEGEND]                This schedule contains summary
                        financial information extracted from
                        the condensed balance sheet as of June
                      30, 2000 and the related condensed
                      statement of operations for the six month
                       period ended June 30, 2000 and is qualified
                    in its entirety by reference to such financial
                   statements

 [NAME]                  BLINI HUT, INC.
 [MULTIPLIER]            1
 [CURRENCY]              USD

 [PERIOD-TYPE]           6-MOS
 [FISCAL-YEAR-END]       DEC-31-2000
 [PERIOD-START]          JAN-01-2000
 [PERIOD-END]            JUNE-30-2000
 [EXCHANGE-RATE]              1
 [CASH]                  28,335
 [SECURITIES]
 [RECEIVABLES]           39,692
 [ALLOWANCES]             2,647
 [INVENTORY]             41,965
 [CURRENT-ASSETS]       107,345
 [PP&E]                 358,913
 [DEPRECIATION]         130,313
 [TOTAL-ASSETS]         439,129
 [CURRENT-LIABILITIES]  284,323
 [BONDS]
 [PREFERRED-MANDATORY]
 [PREFERRED]
 [COMMON]               96,612
 [OTHER-SE]             32,287
 [TOTAL-LIABILITY-AND-EQUITY] 439,129
 [SALES]               413,134
 [TOTAL-REVENUES]      413,134
 [CGS]                 299,421
 [TOTAL-COSTS]         361,656
 [OTHER-EXPENSES]
 [LOSS-PROVISION]
 [INTEREST-EXPENSE]
 [INCOME-PRETAX]      (237,206)
 [INCOME-TAX]
 [INCOME-CONTINUING]  (237,206)
 [DISCONTINUED]
 [EXTRAORDINARY]
 [CHANGES]
 [NET-INCOME]         (237,206)
 [EPS-BASIC]            (.02)
 [EPS-DILUTED]            (.02)



